Form 10-Q
period 1997-09-30
SECURACOM INC
filed 1997-11-05
CIK 1037453

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                 FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934.

             For the quarterly period ended September 30, 1997

                       Commission File Number:  1-13427



                          SECURACOM, INCORPORATED

State of Incorporation:  Delaware             I.R.S. Employer I.D.:  22-2817302

                                50 Tice Boulevard
                        Woodcliff Lake, New Jersey  07675
                                 (201) 930-9500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.


          Yes                          No            X *


* The registrant became subject to the filing requirements of the Securities Exchange Act of 1934 on October 1, 1997.

There were 5,834,140 shares of Common Stock, par value $0.01 per share, outstanding at October 30, 1997.

SECURACOM, INCORPORATED

Quarter ended September 30, 1997

Index
--------------------------------------------------------------------------------

                                                                          Page

Part I.  Financial information

   Item 1.  Financial Statements............................................3

      Balance Sheets as of December 31, 1996 and September 30, 1997
      (unaudited)...........................................................3

      Statements of Operations for the three and nine months
      ended September 30, 1996 and 1997 (unaudited).........................4

      Statements of Cash Flows for the nine months ended
      September 30, 1996 and 1997 (unaudited)...............................5

      Notes to Financial Statements.........................................6

   Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations..................8

Part II.  Other information

   Item 2.  Changes in Securities and Use of Proceeds.......................11

   Item 6.   Exhibits and Reports on Form 8-K...............................11

   Signature................................................................12

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                   SECURACOM, INCORPORATED
                                         BALANCE SHEETS

                                                                                   December 31,  September 30,
                                                                                       1996*          1997
                                                                                                   (Unaudited)
        ASSETS
Current assets:
   Cash and cash equivalents..................................................   $      609,342  $        4,730
   Accounts receivable, net of allowance for doubtful
     accounts of $42,000 in 1996 and 1997.....................................        1,777,456       2,153,866
   Costs and estimated earnings in excess of billings on
     uncompleted contracts....................................................        1,148,560       4,245,394
   Prepaid expenses and other.................................................          120,937         206,665
   Investment in SSIH, Ltd....................................................                          700,000
                                                                                 --------------  --------------
        Total currents assets.................................................        3,656,295       7,310,655
Plant and equipment, net......................................................          714,989         763,422
Deferred registration costs...................................................               --         548,385
Other assets..................................................................          195,803         212,706
                                                                                 --------------  --------------
                                                                                 $    4,567,087  $    8,835,168
                                                                                 ==============  ==============

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
   Current maturities of capital lease obligations                               $       21,454  $       48,863
   Accounts payable...........................................................        2,739,271       5,279,861
   Billings in excess of costs and estimated earnings on
     uncompleted contracts....................................................          103,184          80,755
   Accrued expenses and other.................................................          641,506         895,444
                                                                                 --------------  --------------
        Total current liabilities.............................................        3,505,415       6,304,923

Long-term liabilities:
   Notes payable..............................................................        2,541,000       3,210,500
   Capital lease obligations, less current maturities                                   116,399         211,341

Stockholders' equity (deficiency):
   Common stock, $0.01 par value per share; authorized
     20,000,000 shares; issued and outstanding
     4,434,140 shares in 1996 and 1997........................................           44,341          44,341
   Additional paid-in capital.................................................       10,582,197      10,644,197
   Accumulated deficit........................................................      (12,222,265)    (11,580,134)
                                                                                    -----------     -----------
                                                                                     (1,595,727)       (891,596)
                                                                                 --------------     -----------
                                                                                 $    4,567,087  $    8,835,168
                                                                                 ==============  ==============

*    Derived from audited financial statements as of December 31, 1996.

      The accompanying notes are an integral part of these statements.

                                  SECURACOM, INCORPORATED
                                  STATEMENTS OF OPERATIONS
                                          (Unaudited)


                                                        Three Months Ended              Nine Months Ended
                                                           September 30,                  September 30,
                                                        1996           1997            1996           1997
                                                   -------------   ------------   -------------  --------------
Earned revenues..................................  $   1,136,064   $  4,182,763   $   3,066,534  $   11,422,961
Cost of earned revenues..........................        927,333      3,006,339       2,172,916       8,216,515
                                                   -------------   ------------   -------------  --------------

     Gross profit................................        208,731      1,176,424         893,618       3,206,446

Selling, general and administrative
     expenses....................................        854,072        876,098       2,794,751       2,256,627
                                                   -------------   ------------   -------------  --------------

Operating income (loss)..........................       (645,341)       300,326      (1,901,133)        949,819

Interest and financing fees......................        (55,973)      (111,711)       (132,656)       (343,488)
Interest and other income........................          2,693         24,082           4,375          35,800
                                                   -------------   ------------   -------------  --------------

     Net income (loss)...........................  $    (698,621)  $    212,697   $  (2,029,414) $      642,131
                                                   =============   ============   =============  ==============

Weighted average common shares
     outstanding.................................      4,417,000      4,605,000       4,417,000       4,605,000
                                                   =============   ============   =============  ==============

Net income (loss) per share......................  $        (.16)  $        .05   $        (.46) $          .14
                                                   =============   ============   =============  ==============


    The accompanying notes are an integral part of these statements.

                               SECURACOM, INCORPORATED
                              STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                    1996             1997
                                                                              ---------------  ----------------
Cash flows from operating activities:
   Net income (loss).......................................................   $   (2,029,414)  $        642,131
                                                                              --------------   ----------------
Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
     Depreciation and amortization.........................................            48,750            99,958
     Noncash compensation..................................................            28,000                --
     Amortization of debt discount.........................................             7,000            31,500
Changes in operating assets and liabilities:
   Accounts receivable.....................................................           252,856          (376,410)
   Costs and estimated earnings in excess of
     billings on uncompleted contracts.....................................           303,919        (3,096,834)
   Prepaid expenses and other..............................................             1,504           (85,728)
   Other assets............................................................              (821)          (16,903)
   Accounts payable........................................................           554,386         2,540,590
   Billings in excess of costs and estimated earnings
     on uncompleted contracts..............................................          (287,148)          (22,429)
   Accrued expenses and other..............................................           112,708           253,938
                                                                              ---------------  ----------------
       Total adjustments...................................................         1,021,154          (672,318)
                                                                              ---------------  ----------------
       Net cash from operating activities..................................        (1,008,260)          (30,187)
                                                                                   ----------  ----------------

Cash flows from investing activities:
   Investment in SSIH, Ltd.................................................                --          (700,000)
   Acquisition of plant and equipment......................................          (269,534)           (5,044)
                                                                              ---------------   ---------------
   Net cash used by investing activities...................................          (269,534)         (705,044)
                                                                              ---------------   ---------------

Cash flows from financing activities:
   Proceeds from notes payable.............................................           815,000           700,000
   Principal payments on notes payable--stockholder........................          (200,000)
   Principal payments of capital lease obligations.........................           (14,389)          (20,996)
   Deferred registration costs.............................................                --          (548,385)
   Proceeds from issuance of common stock and
     exercise of warrants..................................................           204,000                --
                                                                              ---------------  ----------------
   Net cash provided by financing activities...............................           824,611           130,619
                                                                              ---------------  ----------------
Net (decrease) in cash and cash equivalents................................          (453,183)         (604,612)
Cash and cash equivalents at beginning of period...........................           555,34            609,342
                                                                              ---------------  ----------------
Cash and cash equivalents at end of period.................................   $       102,162  $          4,730
                                                                              ===============  ================




        The accompanying notes are an integral part of these statements.

                             NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation

         The unaudited balance sheet as of September 30, 1997 and the unaudited statements of operations and statements of cash flows for the nine months ended September 30, 1996 and 1997 are condensed financial statements in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they omit certain information included in complete financial statements and should be read in conjunction with the financial statements and notes contained in a registration statement on Form S-1 which the Company filed with the Securities and Exchange Commission on October 1, 1997.

         In the opinion of the Company, the unaudited financial statements at September 30, 1997 and for the nine months ended September 30, 1996 and 1997, include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for such periods. Results of operations for the nine months ended September 30, 1997 are not necessarily indicative of results to be expected for the full year.

2.  Income (Loss) Per Share

         Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding. Except as noted in the following paragraph, stock warrants have not been included in the calculation as their inclusion would be antidilutive.

         Warrants issued for the purchase of shares of Common Stock at an exercise price below the initial public offering price of $8.50 per share during the 12 months preceding the date of the Company's initial filing of a registration statement with the Securities and Exchange Commission have been included in the number of weighted average shares outstanding for all periods presented calculated abased on the treasury stock method.

         The Company believes that the implementation of Statement of Financial Accounting Standards 128, Earnings Per Share, will not have a material impact on the calculation of earnings per share.

3.  Costs and Estimated Earnings on Uncompleted Contracts

         Costs and estimated earnings on uncompleted contracts at December 31 1996 and September 30, 1997 which are expected to be collected within one year are as follows;

                                                                                  December 31,   September 30.
                                                                                      1996             1997
                                                                                ---------------  ---------------
Costs incurred on contracts..................................................   $    32,222,489  $    12,632,437
Estimated earnings...........................................................         3,889,963        4,359,792
                                                                                ---------------  ---------------
                                                                                     36,112,452       16,992,229
Less billings to date........................................................        35,067,076       12,827,590
                                                                                ---------------  ---------------
                                                                                $     1,045,376  $     4,164,639
                                                                                ===============  ===============

4.  Initial Public Offering

         The Company completed an initial public offering of 1,920,000 shares of its Common Stock in October 1997, of which 1,400,000 shares were sold by the Company and 520,000 shares were sold by an existing shareholder. The sale provided net proceeds to the Company of $10.0 million. The underwriters also purchased an additional 288,000 share pursuant to their over-allotment option. The stockholder received all of the net proceeds of the sale of shares pursuant to the over-allotment option.

         With the use of proceeds the Company repaid its outstanding notes payable of $3.4 million.

5.  Investment in SSIH

         Immediately following the initial public offering, the Company's limited partnership interest in SSIH was redeemed for $700,000 cost plus interest of $23,712.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This discussion and analysis of the Company's financial condition and historical results of operations should be read in conjunction with the condensed financial statements and the related notes thereto included elsewhere in this report.

Overview

         The Company is a single-source provider of comprehensive, technology-based security solutions for medium and large commercial and government facilities in the United States and abroad. The Company offers a broad range of services, including: (i) consulting and planning; (ii) engineering and design; (iii) systems integration; and (iv) maintenance and technical support.

         The Company derives its revenues primarily from long-term, fixed-price contracts. Earnings are recognized based upon the Company's estimates of the cost and percentage of completion of individual contracts. Earned revenues equal the project's total contract amount multiplied by the proportion that direct project costs incurred on a project bear to estimated total project costs. Project costs include direct labor and benefits, direct material, subcontract costs, project related travel and other direct expenses.

         Clients are invoiced based upon negotiated payment terms for each individual contract. Terms usually include a 25% downpayment and the balance as stages of the work are completed. Maintenance contracts are billed either in advance, monthly, or quarterly. As a result, the Company records as an asset costs and estimated earnings in excess of billings and as a liability billings in excess of costs and estimated earnings.

Results of Operations

         The  following  table sets  forth the  percentages  of earned  revenues
represented  by  certain  items   reflected  in  the  Company's   statements  of
operations.


                                                                          Three Months          Nine Months
                                                                              Ended                Ended
                                                                          September 30,        September 30,
                                                                        1996       1997       1996       1997
Earned Revenues......................................................   100.0%     100.0%     100.0%     100.0%
Cost of earned revenues..............................................    81.6       71.9       70.9       71.9
                                                                       ------     ------     ------     ------
   Gross profit......................................................    18.4       28.1       29.1       28.1
Selling, general and administrative expenses.........................    75.2       21.0       91.1       19.8
                                                                       ------     ------     ------     ------
   Operating income (loss)...........................................   (56.8)       7.1      (62.0)       8.3
Interest and financing fees..........................................    (4.9)      (2.6)      (4.3)      (3.0)
Interest and other income............................................     0.2        0.6        0.1        0.3
                                                                       ------     ------     ------     ------

   Net income (loss).................................................   (61.5)%      5.1%     (66.2)%      5.6%
                                                                       ======     ======     ======     ======


Three Months Ended September 30, 1997 Compared With Three Months Ended September 30, 1996

         Revenues increased by 268.2% from $1.1 million in the three months ended September 30, 1996 to $4.2 million in the three months ended September 30, 1997. The increase was due to work completed for new clients and an increase in work completed on existing projects. Revenues from the World Trade Center project, which commenced in October 1996, were $2.9 million in the 1997 period. In addition, revenues from the Metropolitan Washington Airport Authority increased from $0.4 million in the 1996 period to $0.5 million in the 1997 period.

         Cost of earned revenues increased from $0.9 million in the three months ended September 30, 1996 to $3.0 million in the three months ended September 30, 1997, primarily due to the increase in revenues. Gross margin increased from 18.4% in the 1996 period to 28.1% in the 1997 period.

         Selling, general and administrative expenses remained substantially constant at $0.8 million in the three months ended September 30, 1997. As a percentage of revenues, they decreased from 75.2% in the 1996 period to 21.0% in the 1997 period due to the increase in revenues.

         Interest expense and financing fees increased 99.6% from $0.05 million in the three months ended September 30, 1996 to $0.1 million in the three months ended September 30, 1997 due to an increase in outstanding indebtedness resulting from the issuance of $2.1 million of subordinated debentures during 1996 and $0.7 million of subordinated debentures during the first six months of 1997.

         Net income increased from a net loss of $0.7 million in the three months ended September 30, 1996 to net income of $0.2 million in the three months ended September 30, 1997. This increase in net income was primarily due to the significant increase in revenues while selling, general and administrative expenses remained substantially constant.

Nine Months Ended September 30, 1997 Compared With Nine Months Ended September 30, 1996

         Revenues increased by 272.5% from $3.1 million in the nine months ended September 30, 1996 to $11.4 million in the nine months ended September 30, 1997. The increase was due to work completed for new clients and an increase in work completed on existing projects. Revenues from the World Trade Center project, which commenced in October 1996, were $7.1 million in the 1997 period. In addition, revenues from the Metropolitan Washington Airport Authority increased from $0.8 million in the 1996 period to $2.1 million in the 1997 period. In addition, $0.1 million of revenue was recognized in the 1997 period on a project for which all of the costs were accrued during 1996.

         Cost of earned revenues increased from $2.2 million in the nine months ended September 30, 1996 to $8.2 million in the nine months ended September 30, 1997, primarily due to the increase in revenues. Gross margin declined from 29.1% in the 1996 period to 28.1% in the 1997 period. The reason for the decline in gross margin is that in the 1996 period there was a one-time adjustment of $0.2 million to the cost of earned revenues to reflect a reduction in a subcontractor's costs upon the final closeout of the TVA project. Net of this adjustment, gross margin was 21.6% in the 1996 period.

         Selling, general and administrative expenses decreased by 19.3% from $2.8 million in the nine months ended September 30, 1996 to $2.3 million in the nine months ended September 30, 1997, primarily due to a $0.3 million reduction in legal fees relating to certain litigation and $0.2 million reduction in indirect labor costs.

         Interest expense and financing fees increased 158.9% from $0.1 in the nine months ended September 30, 1996 to $0.3 million in the nine months ended September 30, 1997 due to an increase in outstanding indebtedness resulting from the issuance of $2.1 million of subordinated debentures during 1996 and $0.7 million of subordinated debentures during the first six months of 1997.

         Net income increased from a net loss of $2.0 million in the nine months ended September 30, 1996 to net income of $0.6 million in the nine months ended September 30, 1997. This increase in net income was primarily due to the significant increase in revenues and the decrease in selling, general and administrative expenses.

Liquidity and Capital Resources

         Prior to the initial public offering (the "IPO") of its Common Stock in October 1997, the Company's primary sources of cash were the proceeds from private placements of Common Stock and notes from 1992 through 1995 and of subordinated debentures and warrants during 1995 and 1996. During each of those years, the Company's operations had negative cash flows as the Company increased its marketing efforts, opened new offices and hired additional staff to support anticipated growth. The net use of cash from operations in 1994, 1995, and 1996 was $1.9 million, $1.9 million and $1.6 million, respectively, and for the nine months ended September 30, 1997 was $0.03 million.

         From 1992 through 1995, members of a private investor group purchased an aggregate of 3.6 million shares of Common Stock at a total purchase price of $8.3 million, generating net proceeds to the Company of $8.0 million, and $0.5 million aggregate principal amount of 10% demand notes, generating an equal amount of net proceeds to the Company. The demand notes were converted in 1995 into 103,000 shares of Common Stock.

         In  addition,  from 1995 through  March 31,  1997,  members of the same investor group purchased $3.4 million aggregate principal amount of 10% subordinated debentures, together with warrants to purchase 478,580 shares of Common Stock at an exercise price of $7.00 per share, generating net proceeds to the Company of $3.2 million. In 1996, an additional $0.2 million was raised through the exercise of warrants by members of the Board of Directors.

         In October 1997, the Company completed the IPO, which resulted in net proceeds to the Company of approximately $10.0 million after payment of offering expenses by the Company. Following the IPO, the Company's interest in a partnership was redeemed at its cost of $0.7 million plus interest of $0.02 million. In addition, in October 1997, the Company used proceeds of the IPO to repay $3.4 million of outstanding notes payable.

         The Company's anticipated capital requirements include approximately $0.4 million to open two new regional offices during 1997, $1.0 million to expand and upgrade its management information systems and $1.0 million to further develop and document its command center integration software.
The Company intends to fund these requirements with proceeds from the IPO and other available working capital.

         The Company has in the past experienced cash flow shortages. The Company believes that the net proceeds of the IPO and cash generated from future operations will enable it to meet its cash requirements for the foreseeable future and enable it to pursue its current plans for expansion.

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         The Company's Registration Statement on Form S-1 (File No. 333-26439) relating to the initial public offering (the "Offering") of an aggregate of 2,208,000 shares (the "Shares") of its Common Stock, par value $0.01 per share, was declared effective by the Securities and Exchange Commission on October 1, 1997. Of the 2,208,000 shares of Common Stock registered under the Registration Statement, 1,400,000 were sold by the Company and 808,000 were sold by a stockholder of the Company that owns more than 10% of the Company's outstanding Common Stock (the "Selling Stockholder"). The 808,000 shares sold by the Selling Stockholder included 288,000 shares sold upon exercise of an over-allotment option granted to the underwriters of the Offering. The managing underwriters of the Offering were Cruttenden Roth Incorporated and Scott & Stringfellow, Inc. (the "Representatives").

         The Offering commenced on October 1, 1997, and the sale of the Shares was completed on October 7, 1997. The Shares were sold at a price of $8.50 per share, for aggregate proceeds of $11,900,000 and $6,868,000 to the Company and the Selling Stockholder, respectively. After deducting underwriting discounts and commissions of $0.7225 per share and a $408,000 non-accountable expense allowance paid to the Representatives (of which $297,500 was paid by the Company and $110,500 was paid by the Selling Stockholder), the Selling Stockholder received net proceeds of $6,173,720 and the Company received net proceeds of $10,591,000 less expenses incurred in connection with the Offering, all of which were paid or are payable by the Company. On October 7, 1997, the Company also issued to the Representatives, at a purchase price of $0.001 per warrant, warrants to purchase up to an aggregate of 140,000 shares of Common Stock.

         The Registration Statement became effective on October 1, 1997, after the September 30, 1997 ending date for the period covered by this report. The amount of expenses incurred by the Company in connection with the Offering, and the application by the Company of the net proceeds received by the Company in the Offering, will be disclosed as required by Rule 463 under the Securities Act of 1933, as amended, in the Company's periodic report for the fiscal year ending December 31, 1997 and, to the extent necessary, in subsequent periodic reports filed by the Company pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended.

Item 6.  Exhibits and Reports on Form 8-K

a.       Exhibits

         11.1     Calculation of Net Income (Loss) Per Share

         27.1     Financial Data Schedule

b. Reports on Form 8-K.

         None

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURACOM INCORPORATED


 /s/ LARRY M. WEAVER
-----------------------------------------------------

Larry M. Weaver
Executive Vice President,
Chief Operating Officer and
Chief Financial Officer

November    , 1997