Form 10-K405
period 1997-12-31
STRATESEC INC
filed 1998-03-31
CIK 1037453

--------------------------------------------------------------------------------


              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-K

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1997

                Commission File Number 1-13427

                     STRATESEC INCORPORATED
              (Formerly Securacom, Incorporated)
    (Exact name of registrant as specified in its charter)

              Delaware                                    22-2817302
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                    Identification Number)

        50 Tice Boulevard
        Woodcliff Lake, NJ                                   07675
(Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code:  (201) 930-9500

         Securities registered pursuant to Section 12(b) of the Act:

           Title of Class                                 Name of Exchange

     Common Stock, $.01 par value                      American Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act:  None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X . NO .

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of March 27, 1998 (computed by reference to the closing price of such stock on the American Stock Exchange) was $6,990,913.

         As of March 27, 1998, there were 6,103,522 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

              DOCUMENT                                      WHERE INCORPORATED

Portions of the Registrant's definitive Proxy Statement
regarding the 1998 Annual Meeting of Stockholders                  Part III

--------------------------------------------------------------------------------

                          STRATESEC Incorporated

                               FORM 10-K


                          Cross Reference Sheet

Item                                                                                                           Page

                                Part I
1        Business............................................................................................    1
2        Properties..........................................................................................    7
3        Legal Proceedings...................................................................................    7
4        Submission of Matters to a Vote of Security Holders.................................................    7


                                                      Part II

5        Market for Registrant's Common Equity and Related Stockholder Matters...............................    8
6        Selected Financial Data.............................................................................    9
7        Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................................................   10
8        Financial Statements................................................................................   14
9        Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure..........................................................................   14

                                                     Part III

10       Directors and Executive Officers of the Registrant..................................................   15
11       Executive Compensation..............................................................................   15
12       Security Ownership of Certain Beneficial Owners and Management......................................   15
13       Certain Relationships and Related Transactions......................................................   15

                                                      Part IV

14       Exhibits, Financial Statement Schedules and Reports on Form 8-K                                           16
         Signatures .........................................................................................  17


                                 Part I

Item 1.  Business.

General

         The Company is a single-source provider of comprehensive technology-based security solutions for medium and large commercial and government facilities in the United States and abroad. The Company offers a broad range of services, including: (i) consulting and planning; (ii) engineering and design; (iii) systems integration; and (iv) maintenance and technical support. This full range of capabilities enables the Company to provide its clients with any combination of these services or complete turnkey solutions for complex security projects. The solutions provided by the Company include integrated security systems comprised of a command center managing one or more subsystems or components, primarily access control systems, intrusion detection systems, closed circuit television systems, critical condition monitoring systems and fire detection systems. The Company is not aware of any other company providing this comprehensive range of services on a national basis. The Company serves more than 40 clients including airports, hospitals, prisons, corporations, utilities, universities and government facilities. These clients include Washington Dulles International Airport, Hewlett-Packard Company, EDS, United Airlines, Gillette Corporation, MCI Communications Corporation and New York City's World Trade Center.

         The Company began operations in 1987 in association with a large privately held engineering firm. In 1992, the Company became independent from the engineering firm in conjunction with a capital infusion from a private investment group. Since 1992, the Company has devoted a substantial amount of resources and capital to enhancing its technical capability and services offerings, hiring and training key personnel and expanding its client base. As part of this effort, the Company has opened four regional offices in the United States and one international office in Moscow, Russia.

Integrated Security Systems

         Integrated security systems are comprised of one or more subsystems and components that perform a variety of security functions for a facility or group of facilities under the direction of a single command center. The command center consists of a central processor, a common database and software that enable various subsystems and components to communicate with each other and integrate the subsystems and components into a single system. Subsystems and components consist primarily of the following:

         Access control systems, which are designed to exclude unauthorized personnel from specified areas and provide access control that is typically card-activated. Entry and exit activity can be monitored or recorded and may be controlled on the basis of time and authority level.

         Intrusion detection systems, which incorporate ultrasonic, infrared, microwave and other sensors to detect unauthorized door and window openings, glass breakage, vibration, motion and noise, and alarms and other peripheral equipment.

         Closed circuit television systems, which monitor and record entry and exit activity or provide surveillance of designated areas. These systems can deter theft and vandalism and support other access control systems. They can be monitored either by a video recorder or by a monitoring screen.

         Critical condition monitoring systems, which provide supervision of various systems and processes such as sprinkler systems, heating and refrigeration systems, power levels, water levels and general manufacturing processes.

         Fire detection systems, which incorporate heat, ionization, smoke and flame sensing devices, manual pull stations, evacuation sounders and systems, sprinkler systems and elevator controls.

The Company's Services

         The Company  offers a full range of security  services,  consisting of:
(i) consulting and planning; (ii) engineering and design; (iii) systems integration; and (iv) maintenance and technical support. At the beginning of each new client relationship, the Company designates one of its professional staff as the client service contact. This individual is the focal point for communications between the Company and the client and often acts as the client's project manager for all of its security needs. The Company's engagement may include one or more of the elements described below.

         Consulting and Planning. Security consulting and planning are the initial phases of determining a security solution for a project. The Company has developed a planning process that identifies all systems, policies and procedures that are required for the successful operation of a security system that will both meet a client's current needs and accommodate its projected future requirements. The Company's consulting and planning process includes the following steps:

         Identify the client's objectives and security system requirements Review the existing security system plan
         Survey the site, including inventory of physical components and software and evaluation of client's existing infrastructure and security system
         Identify and prioritize the client's vulnerabilities
         Develop and evaluate system alternatives
         Recommend a conceptual security plan design
         Estimate the cost of implementing the conceptual plan
         Develop  a  preliminary implementation schedule

         As a result of this process, the Company provides the client with a master plan for security services which recommends an effective security solution that addresses routine operating needs as well as emergency situations. The Company believes that its comprehensive planning process enables its clients to budget for their security requirements on a long-term basis, identify opportunities for cost reduction and prepare for future risks.

         Engineering and Design. The engineering and design process involves preparation of detailed project specifications and working drawings by a team of the Company's engineers, systems designers and computer-aided design system operators. These specifications and drawings detail the instrument sensitivity requirements, layout of the control center, placement of equipment and electrical requirements. Throughout the engineering and design process, the Company utilizes its expertise in advanced technologies and its understanding of its client's operational preferences to design a system that is functional, cost-effective and accommodates the client's present and future requirements. In addition, the Company attempts to incorporate its client's existing personnel, equipment and other physical resources into the system design.

         When retained as a single-source provider for turnkey security solutions, the Company also selects the system components required under the specifications and drawings it has prepared. To the extent possible, the Company uses off-the-shelf equipment to minimize the cost of developing custom equipment. The Company has made a strategic decision not to represent any equipment manufacturer exclusively, thereby maintaining objectivity and flexibility in equipment selection. The Company believes that its technical proficiency with the products of a wide range of manufacturers enables it to select components that will best meet a project's requirements.

         Systems Integration. Systems integration involves (i) equipment procurement; (ii) custom systems modeling and fabrication; (iii) facility installation; (iv) hardware, software and network integration; and (v) system validation and testing. In addition to these basic integration services, the Company provides engineering services to enhance the compatibility of the client's subsystems. The Company prepares technical documentation of the system and operations manuals and provides on-site training to client personnel.

         Under the supervision of a project manager, the Company's technicians conduct hardware installation, hardware and software integration, system validation and testing. The aspects of systems integration that do not require a high level of technical expertise, such as wire installation and basic construction, are typically performed by the Company's subcontractors.

         Maintenance and Technical Support. The Company provides maintenance and technical support services on a scheduled, on-call, or emergency basis. These services include developing and implementing maintenance programs both for security systems designed, engineered, or integrated by the Company and for existing systems.

         Maintenance services offered by the Company include its EMS, a database used by the Company to effectively manage a security system's components, maintenance planning and scheduling, and costs. The system configuration function monitors system activity and capacity, and identifies the need to reconfigure or expand the system. The system maintenance function schedules and records maintenance activity, and identifies equipment replacement and upgrading requirements.

Marketing

         The Company's marketing activities are conducted on both national and regional levels. The Company obtains engagements through direct negotiation with clients, competitive bid processes and referrals. At the national level, the Company conducts analyses of various industries and targets those with significant potential demand for security solutions. At a regional level, under the supervision of senior management, each office develops and implements a marketing plan for its region. The plan identifies prospective clients within the region and sets forth a strategy for developing relationships with them. Each regional office works with the headquarters office in expanding relationships with existing national clients to include facilities within the region.

         The Company has identified several key industries or facility types that it believes have substantial and increasing requirements for security services, including telecommunication and technology companies, corporate complexes and industries and facilities for which security systems are required by regulation. The Company has developed expertise in the security regulations applicable to airports, pharmaceutical companies, prisons and nuclear utilities.

         The Company's marketing strategy emphasizes developing long-term relationships with clients so that the Company can provide additional services as the clients' security requirements evolve. The Company undertakes significant pre-assessment of a prospective client's needs before an initial contact is made. A long-term relationship typically begins with an engagement to provide consulting and planning or maintenance and technical support services.
Consulting and planning assignments place the Company in an advantageous position, often as the client's project manager, to be engaged to implement the plan ultimately adopted by the client. Engagements for maintenance and technical support enable the Company to identify new requirements as they arise and to offer its solutions to such requirements.

         The Company employs a variety of pricing strategies for its services. Proposals for consulting services are priced based on an estimate of hours multiplied by standard rates. Systems integration engagements are priced based upon the estimated cost of the components of the engagement, including subcontractors and equipment, plus a profit margin. Pricing for engineering and maintenance services vary widely depending on the scope of the specific project and the length of engagement. All proposals are reviewed by the Company's senior management.

         Many projects require that the primary contractor obtain a performance bond in the amount of the contract. The amount of bonding that the Company is able to obtain depends upon the level of its working capital and net worth. The Company believes that prior to the initial public offering of its common stock in October 1997 (the "Offering"), its ability to compete for larger projects as a primary or independent contractor, rather than through a joint venture or subcontract arrangement, was constrained by its inability to obtain adequate bonding. The Company has since secured bonding with a major surety that will enable it to bid as a primary contractor on larger contracts.

         The Company currently conducts limited international operations from its Moscow office from which it has provided services to several clients in Moscow. In April 1997, the Company signed a joint marketing agreement with Ahmad
N. AlBinali & Sons Co., a Saudi Arabian engineering and consulting company, to develop and conduct business in the Kingdom of Saudi Arabia. The Company is evaluating several additional opportunities to expand its international operations, which it anticipates it will initially undertake through joint ventures or partnerships with local and international companies.

Clients

     During the past three years the Company has provided services to approximately 50 clients, including airports, hospitals, prisons, corporations, utilities, universities and government facilities. The Company's clients have included the following:

     Airports and Aviation                              Corporations
     ---------------------                              ------------
Fresno Airport                                       AT&T
United Airlines                                      EDS
Washington-Dulles International Airport              Gillette Corporation
Washington National Airport                          Hewlett-Packard Company
Yuma International Airport                           Lazard Freres
Seattle-Tacoma Airport                               Lucent Technologies
                                                     Mary Kay Cosmetics
                                                     MCI Telecommunications
                                                         Corporation
                                                     Mobil Corporation
                                                     NationsBank

                                                     US WEST

     Government                                            Other
     ----------                                            -----
Los Alamos National Laboratory                       City of Baltimore Central
Sandia National Laboratory                             Booking and Intake
Tennessee Valley Authority                           Facility
U.S. Department of Energy                            Moscow Local Telephone
U.S. Navy                                              System
                                                     New York City's World Trade
                                                       Center
                                                     Rostelecom
                                                     Rowan County (N.C.) Prison

         During 1997, the World Trade Center, the Metropolitan Washington Airport Authority (operator of both Washington National and Washington Dulles airports), and MCI Telecommunications Corporation ("MCI") accounted for 55%, 20% and 7% of the Company's earned revenues, respectively. The loss of any of these clients could have a material adverse effect upon the Company's business, operating results and financial condition. Although these clients each accounted for a substantial portion of the Company's revenues, work performed for them was comprised of multiple projects and, in the case of MCI, was performed for multiple facilities. The Company plans to diversify its client base by pursuing new clients regionally, nationally and internationally.

Competition

         The security industry is highly competitive. The Company competes on a local, regional and national basis with systems integrators, consulting firms and engineering and design firms. The Company believes that it is the only provider offering its comprehensive range of services on a national basis. As a result, the Company competes with different companies depending upon the nature of the project and the services being offered. For example, the Company has competed with Johnson Controls, Science Applications International Corporation and Sensormatic for systems integration work, and Lockwood Greene and Holmes & Narver for consulting and planning and engineering and design work. Many of its competitors have greater name recognition and financial resources than the Company. The Company's competitors also include equipment manufacturers and vendors that also provide security services. The Company may face future competition from potential new entrants into the security industry and increased competition from existing competitors that may attempt to develop the ability to offer the full range of services offered by the Company. The Company believes that competition is based primarily on the ability to deliver solutions that effectively meet a client's requirements and, to a lesser extent and primarily in competitive bid situations, on price. There can be no assurance that the Company will be able to compete successfully in the future against existing or potential competitors.

Backlog

         The Company's backlog consists of confirmed orders, including the balance of projects in process. The backlog also includes projects for which the Company has been notified it is the successful bidder even though a binding agreement has not been executed. Projects for which a binding contract has not been executed may be canceled at any time. Binding contracts may also be subject to cancellation or postponement, although cancellation generally obligates the client to pay the costs incurred by the Company. During the last two years none of the Company's contracts were canceled prior to completion. Long-term maintenance contracts may be canceled without cause. As of December 31, 1996 and 1997, the Company's backlog was approximately $8.3 million and $3.8 million, respectively. Backlog as of December 31, 1997, includes projects having a value of approximately $0.5 million for which binding contracts have not been executed and includes $0.9 million in projects that are not expected to be completed during 1998. Backlog orders as of any particular date may not be indicative of actual operating results for any fiscal period. There can be no assurance that any amount of backlog will be realized.

Employees

         As of December 31, 1997, the Company had 64 employees, of which 21 were based in the Company's headquarters office in New Jersey and the balance in its four regional offices and its office in Moscow. Four of the Company's employees are engaged exclusively in marketing and sales, 50 in engineering, project management and technical functions and ten in administration. Most members of senior management, project managers and technical staff devote a portion of their time to marketing activities. None of the Company's employees are represented by a labor union, and the Company believes that its employee relations are good.

Intellectual Property

         The Company has developed its Engineered Maintenance System ("EMS"), a database system used by the Company to effectively manage a security system's components, maintenance planning and scheduling, and costs. In addition to EMS, the Company is developing command center software that permits the integration of multi-vendor security systems into a unified, integrated system.

         The Company relies on a combination of various methods to establish and protect its proprietary rights. In addition, it limits access to and distribution of its proprietary information. These measures afford limited protection, and there can be no assurance that the steps the Company takes to protect its proprietary rights will be adequate to prevent misappropriation of its intellectual property or the independent development by others of similar technology.

         The Company's accounting system is not currently year 2000 compliant. The Company has initiated a review of several integrated accounting/project management software packages which are year 2000 compliant. Selection and installation of the new system is expected to be complete for fiscal 1999.

Insurance

         The Company maintains in force commercial umbrella liability insurance with coverage of $10 million per occurrence and $10 million in the aggregate, with a $10,000 deductible. The Company also maintains a $1.0 million insurance policy to cover any error or omission by the Company that may result in a breach of a security system designed, installed, maintained, or engineered by the
Company. There is no assurance that the amount of insurance carried by the Company would be sufficient to protect it fully in the event of a significant liability claim; however the Company believes that the amounts and coverages of its insurance are reasonable and appropriate for its business operations. There is no assurance that such insurance will continue to be available on commercially reasonable terms, and the Company may elect not to retain liability insurance at any time.

Item 2.  Properties.

         The Company's headquarters office is located in Woodcliff Lake, New Jersey, where the Company leases approximately 7,600 square feet of office space under a lease that expires in 2000. In addition, the Company leases between approximately 2,000 and 4,000 square feet of office space in each of the Atlanta, Dallas, San Francisco and Washington, D.C. metropolitan areas to support its regional operations. The Company believes that its facilities are adequate and suitable for its current operations, and that additional space is readily available if needed to support future growth.

Item 3.  Legal Proceedings.

         Although the Company is a defendant in certain suits arising from the normal conduct of its business, management does not believe that the resolution of this litigation will have a material adverse effect on the Company's financial position, results of operations, or cash flows. This litigation includes SecuraComm Consulting, Inc. v. Securacom, Incorporated. In this action, filed in the U.S. District Court for the district of New Jersey in October 1995, the plaintiff, a consulting company, sought injunctive relief and damages for alleged confusion in the marketplace and lost business resulting from the Company's alleged infringement of plaintiff's claimed service mark. In November 1997, the court ruled in favor of the plaintiff and enjoined the Company from using the name "Securacom, Incorporated" and awarded the plaintiff damages in the amount of $1,900,000. The Company has appealed the decision and believes that it will be reversed upon appeal.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year covered by this Report.

                                                      Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The Company's Common Stock traded on the American Stock Exchange under the symbol SFT. The following tables sets forth the quarterly range of high and low closing sale prices per share for the Common Stock during the period indicated.

                                                            High          Low
         1997
             Fourth Quarter (beginning October 2)          $13 1/4     $ 7 7/8

         1998
            First Quarter (through March 27)                 9 3/4       1 7/16

         The Company has not paid any cash dividends on its common stock since its formation. It presently intends to retain its earnings for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future. The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition and requirements, restrictions in financing agreements, business conditions, and other factors.
As of March, 1998, there were 66 holders of record of common stock.

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

         The Offering commenced on October 1, 1997, and the sale of the Shares was completed on October 7, 1997. The Shares were sold at a price of $8.50 per share, for aggregate proceeds of $11,900,000 and $6,868,000 to the Company and the Selling Stockholder, respectively. After deducting underwriting discounts and commissions of $0.7225 per share and a $408,000 non-accountable expense allowance paid to the Representatives (of which $297,500 was paid by the Company and $110,500 was paid by the Selling Stockholder), the Selling Stockholder received net proceeds of $6,173,720 and the Company received net proceeds of $10,591,000 less expenses incurred in connection with the Offering, all of which were paid by the Company. On October 7, 1997, the Company also issued to the Representatives, at a purchase price of $0.001 per warrant, warrants to purchase up to an aggregate of 140,000 shares of Common Stock.

Expenses incurred in connection with the Offering were:

                                                                                        (A)            (B)
Underwriting discounts and commissions.........................................                       1,011,500
Other Expenses.................................................................         113,000       1,040,000

Through December 31, 1997, the use of net proceeds of $9.7 million has been as follows:

                                                                                        (A)            (B)
Repayment of indebtedness......................................................                       3,350,000
Working capital................................................................                       6,385,500


         (A) Direct or indirect payments to directors or officers of the issuer.
         (B) Direct or indirect payments to others.


Item 6.  Selected Financial Data.

         The selected consolidated financial data presented below (in thousands, except for per share data) should be read in conjunction with the consolidated financial statements and notes thereto of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

         The selected financial data presented below should be read in conjunction with the consolidated financial statements and the notes thereto of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                                              Year Ended December 31,
                                        -----------------------------------------------------------------
                                            1993          1994         1995         1996          1997
                                        -----------    ----------   ----------   ----------   -----------
                                                                    (in thousands)
Statement of Operations Data:
Earned revenues.......................    $   3,245    $    2,395   $    3,177   $    5,824   $    12,133
Cost of earned revenues...............        2,904         1,586        2,180        4,416         9,807
                                         ----------    ----------   ----------   ----------   -----------
   Gross profit.......................          341           809          997        1,408         2,326
Selling, general and administrative
   expenses...........................        2,123         2,670        2,871        3,701         3,756
Provision for legal judgment..........                                                              2,200
                                         ----------    ----------   ----------   ----------   -----------
   Operating income (loss)............       (1,782)       (1,861)      (1,874)      (2,293)       (3,630)
Interest and financing fees...........                        (34)        (102)        (242)         (515)
Interest and other income.............                          7          208           22            89
                                         ----------    ----------   ----------   ----------   -----------
   Net income (loss)..................   $   (1,782)   $   (1,888)  $   (1,768)  $   (2,513)  $    (4,056)
                                         ==========    ==========   ==========   ==========   ===========
   Basic and diluted loss per share...   $    (0.62)   $    (0.56)  $    (0.46)  $    (0.58)  $     (0.85)
                                         ==========    ==========   ==========   ===========  ===========
   Weighted average number of
      shares outstanding..............        2,889         3,396        3,812        4,306         4,792



                                                              Year Ended December 31,
                                        ------------------------------------------------------------------
                                            1993          1994         1995          1996          1997
                                        -----------    ----------   ----------   ----------   ------------
Balance Sheet Data:
Cash and cash equivalents............   $       237    $      266   $       555  $      609    $       998
Working capital (deficit)............           683           (31)          696         151          4,183
Total assets.........................         1,999         2,034         3,046       4,567         10,108
Long-term debt, less current
   maturities........................            25             6           597       2,657            196
Total stockholders' equity
   (deficiency)......................           702           316           554      (1,596)         4,855


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

          The Company is a single-source provider of comprehensive, technology-based security solutions for medium and large commercial and government facilities in the United States and abroad. The Company offers a broad range of services, including: (i) consulting and planning; (ii) engineering and design; (iii) systems integration; and (iv) maintenance and technical support.

          The Company began operations in 1987 in association with a large privately held engineering firm. As a start-up, the Company expended significant capital on the development of the Company's business and infrastructure, and it accumulated losses of approximately $2.8 million from 1987 through 1991 on aggregate revenues of approximately $17.2 million. The Company's revenues from 1990 through 1994 were generated primarily by a contract to design and integrate extensive security upgrades at three nuclear facilities for the Tennessee Valley Authority (the "TVA"). In 1992, the Company became independent from the engineering firm in conjunction with a capital infusion from a private investor group. At the same time, the Company hired new management with extensive expertise in the security industry. Since 1992, the Company has devoted a substantial amount of resources and capital to enhancing its technical capability and services offerings, hiring and training key personnel and expanding its client base. As part of this effort, the Company opened four regional offices in the United States and one international office in Moscow, Russia.

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

    Clients are invoiced based upon negotiated payment terms for each individual contract. Terms usually include a 25% down payment and the balance as stages of the work are completed. Maintenance contracts are billed either in advance, monthly, or quarterly. As a result, the Company records as an asset costs and estimated earnings in excess of billings and as a liability billings in excess of costs and estimated earnings.

Results of Operations

    The  following   table  sets  forth  the   percentages  of  earned  revenues
represented  by  certain  items   reflected  in  the  Company's   statements  of
operations.


                                                          Year Ended December 31,
                                                      1995         1996         1997
                                                    --------     --------     ---------
Earned revenues..................................      100.0%       100.0%        100.0%
Cost of earned revenues..........................       68.6         75.8          80.9
                                                    --------     --------     ---------
   Gross profit..................................       31.4         24.2          19.1
Selling, general and administrative expenses.....       90.4         63.5          30.9
Provision for legal judgment.....................                                  18.1
                                                    --------     --------     ---------
   Operating income (loss).......................      (59.0)       (39.3)        (29.9)
Interest and financing fees......................       (3.2)        (4.2)         (4.2)
Interest and other income........................        6.5          0.4           0.7
                                                    --------     --------     ---------
   Net income (loss).............................      (55.7)%      (43.1)%       (33.4)%
                                                    ========     ========     =========


Year Ended December 31, 1997 Compared With Year Ended December 31, 1996

         Revenues increased by 108.6% from $5.8 million in 1996 to $12.1 million in 1997. The increase was due to work completed for new clients and an increase in work completed on existing projects. Revenues from the World Trade Center project, which commenced in October 1996, increased from $1.6 million in 1996 to $6.6 million in 1997 In addition, revenues from the Metropolitan Washington Airport Authority increased from $1.2 million in 1996 to $2.5 million in 1997. In addition, $0.1 million of revenue was recognized in 1997 on a project for which all of the costs were accrued during 1996.

         Cost of earned revenues increased by 122.0% from $4.4 million in 1996 to $9.8 million in 1997, primarily due to the increase in revenues. Gross margin declined from 24.2% in 1996 to 19.1% in 1997. In 1996 there was a one-time adjustment of $0.2 million to the cost of earned revenues to reflect a reduction in a subcontractor's costs upon the final closeout of the TVA project. Net of this adjustment, gross margin was 20.8% in 1996.

         In the fourth quarter of 1997, the Company adjusted its estimate of the cost to complete on several contracts. As a result of this change in estimate, both revenue and gross margins were adjusted downward by $1.3 million for the year. Prior to those adjustments, the Company would have had revenue of $13.4 million with a gross margin of 26.7%.

         Selling, general and administrative expenses increased by 2.7% from $3.7 million in 1996 to $3.8 million in 1997, due to a $0.2 million increase in salaries and consulting fees offset by a $0.1 million decrease in professional fees

         In November 1997 SecuraComm Consulting, Inc. was awarded a $1.9 million judgment in a lawsuit against the Company. Although the Company believes that it will be successful in its appeal of the court's ruling, it has recorded an expense of $2.2 million to cover the judgment, including anticipated legal fees. See Item 3--Legal Proceedings.

         Interest expense and financing fees increased 112.8% from $0.2 million in 1996 to $0.5 million in 1997 due to an increase in outstanding indebtedness resulting from the issuance of $2.1 million of subordinated debentures during 1996 and $0.7 million of subordinated debentures during the first three months of 1997 and the recording of an expense of $0.2 million for amortization of debt discounts upon retirement of subordinated debentures in October 1997.

         Net income decreased from a net loss of $2.5 million in 1996 to a loss of $ 4.1 million in 1997. This decrease in net income was primarily due to recording a $2.2 million expense for the legal judgment and an adjustment of anticipated margin on several major contracts, offset somewhat by an increase a gross margin due to increased contract revenue.

         Although the Company's revenues increased significantly during the year, the total revenue for 1997 was below the Company's anticipated break-even point due to reduced revenue in the fourth quarter. Management of the Company has taken measures to reduce the break-even point for the Company by reducing staff, initiating cost-cutting measures, and reorganizing the management structure of the Company.

Year Ended December 31, 1996 Compared With Year Ended December 31, 1995

         Revenues increased by 83.4% from $3.2 million in 1995 to $5.8 million in 1996. In October 1996, the Company was awarded an $8.3 million contract as part of the security upgrade at the World Trade Center. Revenues of $1.6 million were recognized from this project in 1996. Work for the Metropolitan Washington Airport Authority increased by $1.0 million from $0.2 million in 1995 to $1.2 million in 1996. Work for MCI Telecommunications Corporation increased by $0.2 million from $0.6 million in 1995 to $0.8 million in 1996.

         Cost of earned revenues increased by 102.6% from $2.2 million in 1995 to $4.4 million in 1996 primarily due to the increase in revenues. Gross margin declined from 31.4% in 1995 to 24.2% in 1996 as a result of a change in the mix of work performed. In 1996, a greater proportion of the work performed involved system integration projects, which historically have had lower margins than the other services provided by the Company.

         Selling, general and administrative expenses increased by 28.9% from $2.9 million in 1995 to $3.7 million in 1996. The increase was due to increases in legal fees of $0.4 million incurred in the successful defense of certain litigation, increased staffing expense of $0.3 million and increased office expenditures of $0.1 million. The increases in staffing and office expenditures were due to the Company's investment in infrastructure and capabilities to accommodate future growth in revenues.

         Interest expense and financing fees increased 137.7% from $0.1 million in 1995 to $0.2 million in 1996 as a result of the issuance of $2.1 million of 10% subordinated debentures during 1996.

         The net loss increased 42.2% from $1.8 million in 1995 to $2.5 million in 1996 as a result of lower project margins, higher selling, general and administrative expenses, increased financing fees, and proceeds from a litigation settlement of $0.2 million which was recognized in 1995.

Year Ended December 31, 1995 Compared With Year Ended December 31, 1994

         Revenues increased by 32.6% from $2.4 million in 1994 to $3.2 million in 1995. Contract revenue from the TVA project in 1994 was $1.6 million as compared with $1.3 million in 1995. Revenue from work completed for MCI was $0.1 million in 1994 as compared with $0.6 million in 1995. In 1995, the Company also initiated and completed work on the Baltimore Correctional Intake Facility, resulting in revenue of $0.4 million during that year. The Company's first major preventive maintenance contract for Dulles Airport (Metropolitan Washington Airport Authority) was also initiated in 1995 and generated revenue of $0.3 million.

         Cost of earned revenues increased by 37.4% from $1.6 million in 1994 to $2.2 million in 1995 due primarily to the increase in revenue. Gross margin on projects declined from 33.8% in 1994 to 31.4% in 1995 as a result of a change in the mix of work performed to include a greater proportion of system integration projects in 1995.

         Selling, general and administrative expenses increased 7.5% from $2.7 million in 1994 to $2.9 million in 1995. The increase was due to an increase in staffing and office rents.

         Interest expense and financing fees increased 197.6% from $0.03 million in 1994 to $0.1 million in 1995.

         The net loss of $1.8 million represents a $0.1 million improvement from the net loss of $1.9 million in 1994 as the higher volume of work and the proceeds of a litigation settlement more than offset the impact of lower margins and higher spending for selling, general and administrative expenses and interest expense.

Liquidity and Capital Resources

         Prior to the Offering in October 1997, the Company's primary sources of cash were the proceeds from private placements of Common Stock and notes from 1992 through 1995 and of subordinated debentures and warrants during 1995, 1996, and the first three months of 1997. During each of those years, the Company's operations had negative cash flows as the Company increased its marketing efforts, opened new offices and hired additional staff to support anticipated growth. The net use of cash from operations in 1994, 1995, and 1996 was $1.9 million, $1.9 million and $1.6 million. For the year ended December 31, 1997, the use of cash from operations was $7.4 million, primarily due to the operating loss, the restriction of $1.9 million in cash as collateral for the appeal bond posted in litigation, and a reduction in accounts payable.

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

         In October 1997, the Company completed the Offering, which resulted in net proceeds to the Company of approximately $9.7 million after payment of offering expenses by the Company. Following the Offering, the Company's interest in a partnership was redeemed at its cost of $0.7 million plus interest of $0.02 million. In the fourth quarter of 1997, the Company received proceeds of approximately $0.7 million upon the exercise of warrants to purchase 269,382 shares of Common Stock by employees. In October 1997, the Company used proceeds of the Offering to repay $3.4 million of outstanding notes payable.

         As of December 31, 1997, the Company had $4.2 million in working capital. Of that amount $2.1 million is restricted. A court, as described in
Item 3 -- Legal Proceedings, ordered the Company to pay damages of $1.9 million to a plaintiff in a legal proceeding. Although the Company believes that the court's decision will be reversed on appeal, the Company was required to post a bond in the amount of $1.9 million pending a decision on the appeal. As collateral for the bond, the Company has purchased a certificate of deposit that has a maturity date of October 10, 1998 and bears interest at 5.76%.

         The Company has in the past experienced cash flow shortages. The Company believes that the $2.1 million unrestricted portion of working capital is sufficient to meet its current operating needs. Until a decision on the appeal is ordered, however, the Company is pursuing sources of debt financing to fund its anticipated growth and $2.0 million in capital requirements to expand and upgrade its management information systems, which will make them year 2000 compliant, and document its command center integration software.

Item 8.  Financial Statements.

         The Financial Statements of the Company, together with the report thereon of Grant Thornton LLP dated March 20, 1998 are listed in Item 14(a)(1) and are included at the end of this Report on Form 10-K, beginning on page F-1, and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.

                                  Part III

Item 10.  Directors and Executive Officers of the Registrant.

         The information required by Item 10 is contained in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders under the captions "Directors and Nominees" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934."

Item 11.  Executive Compensation.

         The information required by Item 11 is contained in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders under the caption "Executive Compensation," and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The information required by Item 12 is contained in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders under the caption "Common Stock Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

         The information required by Item 13 is contained in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders under the caption
"Compensation Committee Interlocks and Insider Participation and Certain Transactions," and is incorporated herein by reference.

                               Part IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a) (1) List of Financial Statements. The following is a list of the financial statements included at the end of this Report of Form 10-K beginning on page F-1:

         Report of Independent Certified Public Accountants
         Balance Sheets as of December 31, 1996 and 1997
         Statements of Operations for the Years Ended December
            31, 1995, 1996 and 1997
         Statement of Stockholders' Equity (Deficiency) for the Years
            Ended December 31, 1995, 1996 and 1997
         Statements of Cash Flows for the Years Ended December 31, 1995, 1996
            and 1997
         Notes to Financial Statements

         (2)  List of Financial Statement Schedules.

              Schedule II - Valuation and Qualifying Accounts

              All other schedules have been omitted because they are not applicable or not required, or the required information is provided in the financial statements or notes thereto.

         (b)  Reports on Form 8-K.

              None


         (c) List of Exhibits. The following is a list of exhibits furnished. Copies of exhibits will be furnished upon written request of any stockholder at a charge of $.25 per page plus postage.

Exhibit
Number                                               Exhibit

3.1           Form of Restated Certificate of Incorporation1
3.2           Form of Bylaws1
4             Form of Rights Agreement1
10.1          Stock Option Plan1
10.2          Employment Agreement with Ronald C. Thomas1
10.3          Employment Agreement with Larry M. Weaver1
10.4          Consulting Agreement with Wirt D. Walker, III1
11            Computation of Net Income (Loss) Per Share
23.1          Consent of Grant Thornton LLP
23.2          Consent of Amper, Politziner & Mattia
27            Financial Data Schedule

1 Filed as an exhibit of the same number to the Company's registration statement on Form S-1 (File No. 333-26439) and incorporated by reference.

                               SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   STRATESEC INCORPORATED


                                    By:  /S/ RONALD C. THOMAS
                                            Ronald C. Thomas
                                 President and Chief Executive Officer

         Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature                                                 Title                                  Date

/S/ RONALD C. THOMAS
Ronald C. Thomas                             President, Chief Executive                     March 31, 1998
                                             Officer, and Director
                                             (Principal Executive Officer)
/S/ LARRY M. WEAVER
Larry M. Weaver                              Executive Vice President and                   March 31, 1998
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)


/S/ WIRT D. WALKER, III                      Chairman and Director                          March 31, 1998
Wirt D. Walker, III


/S/ MISHAL YOUSEF SOUD AL SABAH              Director                                       March 31, 1998
Mishal Yousef Soud Al Sabah

/S/ MARVIN BUSH                              Director                                       March 31, 1998
Marvin Bush

                                             Director                                       March   , 1998
Robert B. Smith, Jr.

                                             Director                                       March   , 1998
James A. Abrahamson

                        STRATESEC Incorporated

                  INDEX TO FINANCIAL STATEMENTS


                                                               Page


Report of Independent Certified Public Accountants             F-2 - F-3

Balance Sheets as of December 31, 1996 and 1997                F-4

Statements of Operations for the years ended
    December 31, 1995, 1996 and 1997                           F-5

Statement of Shareholders' Equity (Deficiency) for the
    years ended December 31, 1995, 1996 and 1997               F-6

Statements of Cash Flows for the years ended
    December 31, 1995, 1996 and 1997                           F-7

Notes to Financial Statements                                  F-8 - F-21

Schedule II - Valuation and Qualifying Accounts                F-22

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
    STRATESEC Incorporated


We have audited the accompanying balance sheets of STRATESEC Incorporated (formerly known as Securacom Incorporated) as of December 31, 1996 and 1997, and the related statements of operations, shareholders' equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of STRATESEC Incorporated as of December 31, 1996 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

We have also audited Schedule II of STRATESEC Incorporated for the years ended December 31, 1996 and 1997. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


Grant Thornton LLP


Parsippany, New Jersey
March 20, 1998

                           REPORT OF INDEPENDENT AUDITORS

Board of Directors
STRATESEC Incorporated


We have audited the accompanying statements of operations, stockholders' equity and cash flows of STRATESEC Incorporated (formerly known as Securacom, Incorporated) for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant accounting estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operation and cash flows of STRATESEC Incorporated for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

We have also audited Schedule II of STRATESEC Incorporated for the year ended December 31, 1995. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



                                       AMPER, POLITZINER & MATTIA


June 3, 1996
Edison, New Jersey

                                    STRATESEC Incorporated

                                         BALANCE SHEETS

                                         December 31,

                                     ASSETS                                               1996                  1997
                                                                                      -------------         -------------

Current assets
    Cash and cash equivalents                                                        $      609,342        $      998,312
    Cash - restricted                                                                                           2,063,539
    Accounts  receivable, net of allowance for doubtful accounts
       of $42,000 in 1996 and $49,000 in 1997                                             1,777,456             3,330,542
    Costs and estimated earnings in excess of billings on
       uncompleted contracts                                                              1,148,560             2,108,134
    Inventory                                                                                                     598,415
    Prepaid expenses and other                                                              120,937               140,870
                                                                                      -------------         -------------
           Total current assets                                                           3,656,295             9,239,812
Plant and equipment, net                                                                    714,989               740,156
Other assets                                                                                195,803               128,414
                                                                                      -------------         -------------

                                                                                      $   4,567,087          $ 10,108,382
                                                                                       ============           ===========

                           LIABILITIES AND SHAREHOLDERS'
                                EQUITY (DEFICIENCY)

Current liabilities
    Current maturities of capital lease obligations                                 $        21,454       $        51,100
    Accounts payable                                                                      2,739,271             1,997,014
    Billings in excess of costs and estimated earnings
       on uncompleted contracts                                                             103,184                69,734
    Accrued expenses and other                                                              641,506             2,938,789
                                                                                      -------------          ------------
              Total current liabilities                                                   3,505,415             5,056,637
Long-term liabilities
    Notes payable                                                                         2,541,000
    Capital lease obligations, less current maturities                                      116,399               196,285
Commitments and contingencies
Shareholders' equity (deficiency)
    Common stock, $.01 par value per share; authorized
       20,000,000 shares; issued and outstanding,
       4,434,140 shares in 1996 and 6,103,522 shares in 1997                                 44,341                61,035
    Additional paid-in capital                                                           10,582,197            21,072,430
    Accumulated deficit                                                                 (12,222,265)          (16,278,005)
                                                                                        -----------           -----------
                                                                                         (1,595,727)            4,855,460
                                                                                       ------------          ------------

                                                                                      $   4,567,087          $ 10,108,382
                                                                                       ============           ===========

The accompanying notes are an integral part of these statements.

                          STRATESEC Incorporated

                         STATEMENTS OF OPERATIONS

                          Year ended December 31,








                                                                       1995                1996                1997
                                                                   -------------       -------------       -------------
Earned revenues                                                      $ 3,176,523         $ 5,824,448         $12,132,924
Cost of earned revenues                                                2,179,964           4,416,386           9,806,681
                                                                      ----------          ----------         -----------

              Gross profit                                               996,559           1,408,062           2,326,243

Selling, general and administrative expenses                           2,870,570           3,700,698           3,755,965
Provision for legal judgment                                                                                   2,200,000
                                                                 -----------------   -----------------       -----------

Operating loss                                                        (1,874,011)         (2,292,636)         (3,629,722)

Interest and financing fees                                             (101,707)           (241,716)           (514,891)
Interest and other income                                                208,026              21,519              88,873
                                                                     -----------        ------------       -------------

              NET LOSS                                               $(1,767,692)        $(2,512,833)       $ (4,055,740)
                                                                      ==========          ==========         ===========

Basic and diluted net loss per share                                      $(.46)              $(.58)             $(.85)
                                                                      ==========          ==========         ===========

Weighted average shares outstanding                                    3,812,000           4,306,000           4,792,000
                                                                      ==========          ==========         ===========
















The accompanying notes are an integral part of these statements.

                           STRATESEC Incorporated

                 STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)

                  Years ended December 31, 1995, 1996 and 1997







                                                                                                                   Total
                                                                         Additional                            shareholders'
                                               Common stock                 paid-in        Accumulated            equity
                                          Shares          Amount           capital            deficit         (deficiency)
Balance at January 1, 1995              3,542,889         $35,429       $  8,221,984      $  (7,941,740)     $     315,673

Net loss                                                                                     (1,767,692)        (1,767,692)
Proceeds from issuance of
   common stock                           410,794           4,107          2,075,818                             2,079,925
Common stock issuance costs                                                  (76,800)                              (76,800)
Issuance of warrants                                                            3,000                                3,000
                                     ---------------  -----------     ---------------    ------------------ --------------

Balance at December 31, 1995            3,953,683          39,536         10,224,002         (9,709,432)           554,106

Net loss                                                                                     (2,512,833)        (2,512,833)
Exercise of warrants                      480,457           4,805            247,195                               252,000
Issuance of warrants                                                         111,000                               111,000
                                     ---------------  -----------       ------------     ------------------   ------------

Balance at December 31, 1996            4,434,140          44,341         10,582,197        (12,222,265)        (1,595,727)

Net loss                                                                                     (4,055,740)        (4,055,740)
Proceeds from issuance of
    common stock                        1,400,000          14,000         10,533,455                            10,547,455
Common stock issuance costs                                                 (811,910)                             (811,910)
Exercise of warrants                      269,382           2,694            706,688                               709,382
Issuance of warrants                                                          62,000                                62,000
                                     ---------------  -----------      -------------     ------------------  -------------

Balance at December 31, 1997            6,103,522         $61,035        $21,072,430       $(16,278,005)      $  4,855,460
                                        =========          ======         ==========        ===========        ===========

















The accompanying notes are an integral part of this statement.

                            STRATESEC Incorporated

                           STATEMENTS OF CASH FLOWS

                           Year ended December 31,

                                                                            1995                 1996                 1997
                                                                          ----------           ----------           ----------
Cash flows from operating activities
    Net loss                                                             $(1,767,692)         $(2,512,833)        $ (4,055,740)
                                                                          ----------           ----------          -----------
    Adjustments to reconcile net loss to net cash used in
       operating activities
         Provision for legal judgment                                                                                2,200,000
         Depreciation and amortization                                        62,457               91,859              143,298
         Noncash compensation                                                 27,500               28,000
         Amortization of debt discount                                                              5,000              171,000
         Changes in operating assets and liabilities
             Restricted cash                                                                                        (2,063,539)
             Accounts receivable                                            (767,135)            (622,283)          (1,553,086)
             Costs and estimated earnings in excess of
                 billings on uncompleted contracts                           177,124             (368,169)            (959,574)
             Inventory                                                                                                (598,415)
             Prepaid expenses and other                                      (30,043)             (20,931)             (19,933)
             Other assets                                                   (146,978)              (1,915)              67,389
             Accounts payable                                                115,265            1,921,291             (742,257)
             Billings in excess of costs and estimated
                 earnings on uncompleted contracts                           249,846             (338,875)             (33,450)
             Accrued expenses and other                                      145,620              212,999               97,283
                                                                         -----------          -----------        -------------
                Total adjustments                                           (166,344)             906,976           (3,291,284)
                                                                         -----------          -----------          -----------
                Net cash used in operating activities                     (1,934,036)          (1,605,857)          (7,347,024)
                                                                          ----------           ----------          -----------
Cash flows from investing activities
    Acquisition of plant and equipment                                       (17,868)            (396,460)             (24,789)
                                                                        ------------          -----------        -------------
Cash flows from financing activities
    Proceeds from notes payable - shareholder                                800,000            2,050,000              700,000
    Principal payments on notes payable - shareholder                                            (200,000)          (3,350,000)
    Principal payments of capital lease obligations                          (19,068)             (17,686)             (34,144)
    Proceeds from issuance of common stock and
        exercise of warrants                                               1,537,425              224,000           11,256,837
    Common stock issuance costs                                              (76,800)                                 (811,910)
                                                                        ------------      -----------------       ------------
                Net cash provided by financing activities                  2,241,557            2,056,314            7,760,783
                                                                          ----------           ----------          -----------
                NET INCREASE IN CASH AND
                    CASH EQUIVALENTS                                         289,653               53,997              388,970
Cash and cash equivalents at beginning of year                               265,692              555,345              609,342
                                                                         -----------          -----------         ------------
Cash and cash equivalents at end of year                                $    555,345         $    609,342        $     998,312
                                                                         ===========          ===========         ============
Supplemental disclosures of cash flow information:
    Cash paid during the year for
       Interest                                                        $      97,000         $    165,000         $    385,000
       Income taxes                                                            2,000                7,000               30,000

During 1995, the Company issued 103,000 shares of common stock in payment of notes payable totaling $515,000.

During 1996 and 1997, the Company acquired equipment totalling approximately $149,000 and $144,000 through capital lease transactions, respectively.

The accompanying notes are an integral part of these statements.

                        STRATESEC Incorporated

                     NOTES TO FINANCIAL STATEMENTS

                       December 31, 1996 and 1997



NOTE A - BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

     STRATESEC Incorporated (the "Company", formerly known as Securacom Incorporated) is a provider of comprehensive security solutions for large commercial and government facilities worldwide. At December 31, 1996, the Company was approximately 91%-owned by KuwAm Corporation, two private investment partnerships of which KuwAm serves as general partner, Special Situations Investment Holdings, Ltd. and Special Situations Investment Holdings L.P. II, and certain individual limited partners of the investment partnerships (the "KuwAm Group"). On October 1, 1997, the Company completed an initial public offering and sold 1,400,000 shares of common stock and the KuwAm Group sold 808,000 shares of stock. At December 31, 1997, the KuwAm Group owns approximately 53% of the Company.

     A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

     1.  Revenue Recognition

         The Company derives its revenues principally from long-term contracts which are generally on a fixed price basis. Earnings are recognized on the basis of the Company's estimates of the percentage of completion of individual contracts, whereby total estimated income is earned based upon the proportion that costs incurred bear to the Company's estimate of total contract costs.

         The percentage of completion of individual contracts includes management's best estimates of the amounts expected to be realized on these contracts. It is at least reasonably possible that the amounts the Company will ultimately realize could differ materially in the near term from the amounts estimated in arriving at the earned revenue and costs and earnings in excess of billings on uncompleted contracts.

         Contract costs include all direct material, direct labor and subcontract costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those arising from contract revisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

                            STRATESEC Incorporated

                          December 31, 1996 and 1997



NOTE A (continued)

         The asset "Costs and estimated earnings in excess of billings on uncompleted contracts" represents revenues recognized in excess of amounts billed to clients. The liability "Billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenues recognized.

     2.  Cash and Cash Equivalents

         The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     3.  Inventory

         Inventory consisting of equipment held for sale is stated at the lower of cost or market with cost being determined by the first-in first-out method.

     4.  Plant and Equipment

         Plant and equipment are stated at cost. Depreciation is provided using the straight-line method based on the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the economic life of the improvements or the lease term.

     5.  Income Taxes

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes." SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

                            STRATESEC Incorporated

                          December 31, 1996 and 1997


NOTE A (continued)

     6.  Use of Estimates

         In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In addition to the estimates of revenues earned on contracts as described in Note A-1 and Note C, the Company estimates an allowance for doubtful accounts based on the creditworthiness of their clients, as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimate.

     7.  Concentrations of Credit Risk and Fair Value of Financial Instruments

         The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash, money market funds and trade accounts receivable. The Company places its cash and money market funds with high credit quality institutions. In general, such investments exceed the FDIC insurance limit.

         The Company provides credit to its clients in the normal course of business. The Company routinely assesses the financial strength of its clients and, as a consequence, believes that its trade accounts receivable exposure is limited.

         The carrying value of financial instruments potentially subject to valuation risk (principally consisting of cash, accounts receivable and accounts payable) approximates fair market value.

     8.  Loss Per Share

         The Company has adopted SFAS No. 128, "Earnings Per Share," which requires public companies to present basic earnings per share and, if applicable, diluted earnings per share. Basic EPS is based on the weighted average number of common shares outstanding without consideration of common stock equivalents. Diluted earnings per share is based on the weighted average number of common and common equivalent shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options and warrants, reduced

                          STRATESEC Incorporated

                        December 31, 1996 and 1997



NOTE A (continued)

         by the shares that may be repurchased with the funds received from the exercise, based on the average price during the year.

         Stock options and warrants have not been included in the calculation of diluted earnings per share as their inclusion would be antidilutive. Reference is made to Notes E, I and J.


NOTE B - LIQUIDITY

     As shown in the accompanying financial statements, STRATESEC Incorporated has incurred recurring operating losses and has an accumulated deficit of $16,278,005 at December 31, 1997. In these circumstances, the Company's continued existence is dependent upon its ability to generate profitable operations and, if necessary, secure financing to fund future operations. Management is addressing these matters by cutting overhead expenses and reorganizing the Company's management structure. The Company anticipates that it will generate sufficient cash flow from 1998 operations to meet its working capital needs. The Company has, in the past, been able to secure additional financing to meet its operating requirements, although there can be no assurance that it will be able to continue to do so.


NOTE C - COSTS AND ESTIMATED EARNINGS ON
                  UNCOMPLETED CONTRACTS

     Costs and estimated earnings on uncompleted contracts at December 31, 1996 and 1997 are as follows:

                                          1996                     1997
                                     --------------           -------------

Costs incurred on contracts           $32,222,489              $14,229,410
Estimated earnings                      3,889,963                3,473,560
                                      -----------              -----------

                                       36,112,452               17,702,970
Less billings to date                  35,067,076               15,664,570
                                       ----------               ----------

                                     $  1,045,376             $  2,038,400
                                     ===========              ===========

                           STRATESEC Incorporated

                         December 31, 1996 and 1997



NOTE C (continued)

     In addition, included in accounts receivable at December 31, 1996 and 1997 were retainages of $76,983 and $648,061, respectively, which are anticipated to be collected within one year. Included in accounts payable at December 31, 1996 and 1997 were retainages of $111,278 and $29,015, respectively,

     During the fourth quarter of 1997, the Company revised its estimate of cost to complete on several contracts. As a result of these adjustments, revenue and gross margin for 1997 were reduced by $1,248,000.

     In February 1996, the Company negotiated a final settlement on a major contract with the Tennessee Valley Authority. As a result, the Company wrote off approximately $238,000 of amounts owed to a subcontractor and reduced cost of earned revenues.


NOTE D - PLANT AND EQUIPMENT

     Plant and equipment are summarized as follows:

                                                                                                            Useful
                                                                      1996                1997               life
                                                                   ----------         ----------         --------
        Computer equipment                                           $275,110        $   249,158           5 years
        Equipment and fixtures                                        328,885            508,034          10 years
        Aircraft (a)                                                  335,000            335,000          10 years
        Leasehold improvements                                         53,471             68,739           5 years
                                                                    ---------        -----------

                                                                      992,466          1,160,931
        Accumulated depreciation and amortization                     277,477            420,775
                                                                      -------         ----------

                                                                     $714,989        $   740,156
                                                                      =======         ==========

     (a) The aircraft was purchased in 1996 from a firm whose principal shareholders are the same as those of the Company. The Company sold the aircraft back to the manufacturer in February, 1998 for $240,000.

                               STRATESEC Incorporated

                              December 31, 1996 and 1997



NOTE E - NOTES PAYABLE

     During the years ended December 31, 1995, 1996 and 1997, the Company issued subordinated debentures to the KuwAm Group totalling $3,250,000 with 478,580 of warrants to purchase common stock of the Company at $7.00 per share. The debentures bore interest at 10% and were repaid in full from the proceeds of the initial public offering. The value of the warrants of $176,000 was determined based upon an appraisal of the securities by an independent firm and was recorded as additional paid-in capital. All 478,580 warrants are outstanding at December 31, 1997.

     Interest expense on these notes amounted to approximately $37,000, $125,000 and $413,000 (including $5,000 and $171,000 in 1996 and 1997, respectively, of amortization of debt discount) for the years ended December 31, 1995, 1996 and 1997, respectively.


NOTE F - ACCRUED EXPENSES

     Accrued expenses and other are summarized as follows:

                                                    December 31,
                                            1996                     1997

 Legal judgment (see Note N)                                      $2,200,000
 Payroll                                   $237,515                  273,877
 Employee expense reimbursements            107,236                   62,607
 Professional fees                           87,875                   45,745
 Deferred rent obligation                    74,295                   56,515
 Other                                      134,585                  300,045
                                            -------               ----------

                                           $641,506               $2,938,789
                                           =======                =========

                           STRATESEC Incorporated

                          December 31, 1996 and 1997



NOTE G - OBLIGATIONS UNDER CAPITAL LEASE AGREEMENTS

     The Company has entered into various capital lease agreements for equipment with a cost of $197,895 and $292,970 at December 31, 1996 and 1997, respectively. The leases expire at various times through 2002. Accumulated amortization amounted to $29,447 and $63,264 at December 31, 1996 and 1997, respectively. The related future minimum lease payments, as of December 31, 1997, are as follows:

                   Fiscal                                       Capital
                     year                                       leases

                   1998                                         $  89,944
                   1999                                            86,375
                   2000                                            92,344
                   2001                                            58,954
                   2002                                            15,707
                                                                 --------

                   Net minimum lease payments                     343,324
                   Amount representing interest                   (95,939)

                                                                 $247,385


NOTE H - RELATED PARTY TRANSACTIONS

     The Company had agreements (the "Agreements") with KuwAm Corporation whereby the Company paid a fee of five percent of the capital raised from the private sale of common stock and subordinated debentures under the Agreements. The Company incurred approximately $77,000, $103,000 and $35,000 of investment banking fees under the Agreements during 1995, 1996 and 1997, respectively, which have been recorded as a reduction of proceeds from sales of equity securities and interest and financing fees for sales of subordinated debentures.

     Of the total $3,350,000 proceeds received from the issuance of notes payable, the Company invested $700,000 in a limited partnership interest of Special Situations Investment Holdings, Ltd. ("SSIH") recorded at cost which was deemed to be equivalent to fair market value. At the conclusion of the initial public offering, SSIH redeemed the limited partnership interest at $700,000 plus interest.

                                STRATESEC Incorporated

                               December 31, 1996 and 1997



NOTE I - INITIAL PUBLIC OFFERING

     On October 1, 1997, the Company completed an initial public offering of 1,400,000 shares of its common stock, par value $.01 per share ("Common Stock"), at an initial offering price of $8.50 per share. In addition, the majority shareholder sold 808,000 shares at $8.50 per share. The net proceeds from the offering to the Company were approximately $9,735,000. On October 7, 1997, the Company issued to the underwriter, at a purchase price of $0.001 per warrant, warrants to purchase up to an aggregate of 140,000 shares of Common Stock at an exercise price of $13.18 per share, all of which are outstanding at December 31, 1997.


NOTE J - EMPLOYEE STOCK WARRANTS AND OPTIONS

     In 1997, the Board of Directors approved the adoption of the 1997 Stock Option Plan. The 1997 Stock Option Plan provides for the grant of options to purchase up to 500,000 shares of the Company's common stock. Options may be granted to employees, officers, directors and consultants of the Company for the purchase of common stock of the Company at a price not less than the fair market value of the common stock on the date of the grant. In December of 1997, 15,000 options were issued to a new director at $8.625 per share. In February of 1998, the Company issued to employees and directors an additional 330,000 options at $2.375 per share.

     The Company has elected to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in measuring compensation expense for its stock warrants and options. Under APB No. 25, because the exercise price of the Company's employee stock warrants and options is not less than the fair market value equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. However, SFAS No. 123, "Accounting for Stock-Based Compensation," requires presentation of pro forma net income and earnings per share as if the Company had accounted for its employee stock warrants and options, granted subsequent to December 31, 1994, under the fair value method of that statement. For purposes of pro forma disclosure, the estimated fair value of the warrants and options

                             STRATESEC Incorporated

                           December 31, 1996 and 1997



NOTE J (continued)

     is amortized to expense over the vesting period. Under the fair value method, the Company's net loss in 1997 would have increased by $60,000 or $.01 per share on a basic and diluted basis. Under the fair value method, in 1995 and 1996, the Company's net loss would not have had a material change.

     Because SFAS No. 123 is applicable only to options and warrants granted subsequent to December 31, 1994, and the warrants have a three-year vesting period, its pro forma effect will not be fully reflected until 1998.

     The weighted average fair value of the individual warrants and options granted during 1995, 1996 and 1997 is estimated as $0.4, $.04 and $1.13, respectively, on the date of grant. The fair values were determined using a Black-Scholes option-pricing model with the following assumptions:

                                                                 1995                    1996                 1997
                                                             -----------             -----------            ---------
        Dividend yield                                            -                          -                 -
        Volatility                                               50%                        50%               50%
        Risk-free interest rate                                   6.70                       6.06              6.18
        Forfeiture rate                                           -                          -                 -
        Expected life                                          3 years                   3 years             3 years

                            STRATESEC Incorporated

                             December 31, 1996 and 1997



NOTE J (continued)

     Stock warrant and option activity during 1995-1997 is summarized below:

                                         Shares of common       Weighted
                                        stock attributable   average exercise
                                           to warrants       price of warrants
                                           and options        and options


Unexercised at December 31, 1994            802,227                 $1.78

Granted                                     245,148                  4.63
Exercised
Expired                                      35,000                  5.00
                                          -----------

Unexercised at December 31, 1995          1,012,375                  2.36

Granted                                     400,797                  6.58
Exercised                                   480,457                   .53
Expired                                      48,333                  5.41
                                          -----------

Unexercised at December 31, 1996            884,382                  5.10

Granted                                     200,000                  7.12
Exercised                                   269,382                  2.63
Expired                                     100,000                  6.50
                                          ----------

Unexercised at December 31, 1997            715,000                  6.39
                                          ==========

     The following table summarizes information concerning outstanding and exercisable warrants and options at December 31, 1997:

                                                 Warrants and options outstanding
                                                                     Weighted-average
                                                                        remaining              Warrants and
            Exercise                           Number                   contractual                options
             price                          outstanding               life (years)              exercisable
             $5.00                             225,000                    .3                       150,000
              7.00                             475,000                   1.6                        96,667
              8.625                             15,000                   3.0


                               STRATESEC Incorporated

                              December 31, 1996 and 1997



NOTE J (continued)

     During the year ended December 31, 1996, the President of the Company exercised warrants for the purchase of 53,320 shares of common stock at an exercise price of $.53 per share. Since no amount was paid upon exercise of the warrants, the Company recorded compensation expense of $28,000.


NOTE K - INCOME TAXES

     Deferred tax attributes resulting from differences between financial accounting amounts and tax bases of assets and liabilities at December 31, 1996 and 1997 follow:

                                                                                       1996                     1997
                                                                                  --------------        ----------------
        Current assets and liabilities
        Allowance for doubtful accounts                                           $      17,000            $      19,000
        Accrued vacation pay                                                             38,000                   49,000
        Provision for legal judgment                                                                             880,000
                                                                                  -------------            -------------

                                                                                         55,000                  948,000
        Valuation allowance                                                             (55,000)                (948,000)
                                                                                  -------------            -------------

        Net current deferred tax asset (liability)                                $      -                 $        -
                                                                                  =============            =============

        Noncurrent assets and liabilities
        Depreciation                                                              $     (58,000)           $     (71,000)
        Net operating loss carryforward                                               4,744,000                5,499,000
                                                                                  -------------            -------------

                                                                                      4,686,000                5,428,000
        Valuation allowance                                                          (4,686,000)              (5,428,000)
                                                                                  -------------            -------------

        Noncurrent deferred tax asset (liability)                                 $      -                 $        -
                                                                                  =============            =============

     The valuation allowance has been established for those loss carryforwards and temporary differences which are not presently considered more likely than not to be realized.

                                STRATESEC Incorporated

                             December 31, 1996 and 1997



NOTE K (continued)

     The provision for income taxes differs from the effective tax rate used in the financial statements as a result of current year net operating losses, the benefit of which has not been recognized in the current year.

     As of December 31, 1997, the Company has net operating loss carryforwards of approximately $14,000,000, which expire in 2002 through 2012.

     In 1992, a major stockholder of the Company significantly increased its ownership of the Company. As a result of a complex set of rules limiting the utilization of net operating loss carryforwards in tax years following a corporate ownership change (enacted in the Tax Reform Act of 1986), the ability of the Company to utilize net operating losses of approximately $3.5 million may be limited.

     Also, the shares issued in connection with the Company's initial public offering are expected to create an ownership change. However, based on the expected value of the Company immediately before such ownership change and the resulting limitation as defined, the Company expects to be able to utilize its net operating losses of approximately $8.7 million incurred after August 1992 through the date of the initial public offering. Losses incurred after the initial public offering may be limited by future ownership changes.


NOTE L - EMPLOYEE BENEFIT ARRANGEMENTS

     The Company established a contributory employee savings plan under Section 401(k) of the Internal Revenue Code. The Company contributes amounts to individual participant accounts based on specific provisions of the plan. The cost to the Company for the employer match under the plan was $8,238, $12,728 and $16,665, for the years ended December 31, 1995, 1996 and 1997, respectively.


NOTE M - COMMITMENTS AND CONTINGENCIES

     Leases

     The Company conducts all of its operations from leased facilities consisting of its corporate headquarters and branch office locations. All facility leases are classified as operating leases with terms ranging from one to five years.

                              STRATESEC Incorporated

                             December 31, 1996 and 1997



NOTE M (continued)

     The following is a schedule by years of approximate future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1997:

     Year ending December 31,                                 Amount

         1998                                                $   385,000
         1999                                                    389,000
         2000                                                    243,000
         2001                                                     98,000
         2002                                                     72,000
                                                             -----------
                                                             $ 1,187,000

     Rent expense for the years ended December 31, 1995, 1996 and 1997 was $236,000, $286,000 and $248,000, respectively.

     Employment and Consulting Agreements

     In 1997, the Company entered into employment agreements with its President and Chief Financial Officer that provide for annual base salaries of $165,000 and $125,000, respectively, through March 31, 2002 and 2000, respectively. The agreements provide for an additional payment equal to three times the annual base salary if the executive is terminated due to a change in control as defined in the agreement. The Company also entered into a consulting agreement with the Chairman of the Company (and managing partner of KuwAm Corporation) that provides for an annual consulting fee of $145,000 through March 31, 2002. As of February 1998, the annual base salaries under these agreements were reduced by 10%.


NOTE N - LITIGATION

     The Company is a party in certain legal actions arising from the normal conduct of its business. In November, the United States District Court of New Jersey decided in favor of Securacom Consulting, Inc. in its trademark case against Securacom, Incorporated. The judgment calls for Securacom, Incorporated to abandon its corporate name and holds the Company liable for

                            STRATESEC Incorporated

                           December 31, 1996 and 1997



NOTE N (continued)

     $1,900,000 in damages. The Company is currently appealing this decision and believes the judgment will be reversed. However, the Company has accrued $2,200,000 in expenses equal to the amount of the judgment plus attorneys' fees. The Company had to purchase a $1,900,000 certificate of deposit which is restricted as collateral for an Appeal Bond filed with the court.


NOTE O - ACQUISITION

     Effective August 1, 1995, STRATESEC Incorporated acquired the assets and certain liabilities of Franklin M. Sterling & Associates, Inc. in exchange for issuing 25,000 shares of common stock to, and employment of, Franklin
     M. Sterling, P.E. as Senior Vice President in charge of STRATESEC's West Coast offices. The Company recorded compensation expense of $27,500 in 1995 relating to the issuance of these shares of common stock.


NOTE P - SIGNIFICANT CLIENTS

     During the year ended December 31, 1995, contracts with three clients accounted for approximately 41%, 18% and 13% of earned revenues. During the year ended December 31, 1996, contracts with four clients accounted for approximately 28%, 22%, 14% and 11% of earned revenue. For the year ended December 31, 1997, two clients accounted for approximately 55% and 20%, respectively, of earned revenue.


NOTE Q - INTEREST AND OTHER INCOME

     Included in interest and other income for the year ended December 31, 1995 is a gain on settlement of litigation, net of expenses and fees of $205,179.

                             STRATESEC Incorporated

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS




         Column A                            Column B                   Column C                      Column D           Column E
         --------                           ---------                   --------                    ----------          ---------

                                                                        Additions
                                                                (1)                 (2)
                                                                                Charged to
                                            Balance at      Charged to             other                                Balance at
                                             beginning       costs and          accounts -         Deductions -           end of
         Description                         of period       expenses            describe            describe             period
Year ended December 31, 1997
    Allowance for doubtful accounts         $  42,000         $43,000                     -            $(36,000) (A)    $  49,000
                                             ========          ======                                   =======          ========

Year ended December 31, 1996
    Allowance for doubtful accounts          $120,000                                                  $(78,000) (A)    $  42,000
                                              =======                                                   =======          ========

Year ended December 31, 1995
    Allowance for doubtful accounts         $  97,000         $23,000                                                    $120,000
                                             ========          ======                                                     =======



----------

(A) Uncollectible accounts written off.