Form 10-Q
period 1998-03-31
STRATESEC INC
filed 1998-05-14
CIK 1037453

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

                              FORM 10-Q

     QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934.

               For the quarterly period ended March 31, 1998

                    Commission File Number:  1-13427



                          STRATESEC INCORPORATED
                    (formerly Securacom, Incorporated)

State of Incorporation:  Delaware             I.R.S. Employer I.D.:  22-2817302

                             105 Carpenter Drive
                           Sterling, Virginia 20164
                                (703) 709-8686


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.


               Yes  X                             No


There were 6,103,522 shares of Common Stock, par value $0.01 per share, outstanding at May 13, 1998.

STRATESEC INCORPORATED

Quarter ended March 31, 1998

Index
--------------------------------------------------------------------------------

                                                                            Page

Part I.  Financial information

   Item 1.  Financial Statements...........................................  3

      Balance Sheets as of December 31, 1997 and March 31, 1998
      (unaudited)..........................................................  3

      Statements of Operations for the three months ended
      March 31, 1997 and 1998 (unaudited)..................................  4

      Statements of Cash Flows for the three months ended
      March 31, 1997 and 1998 (unaudited)..................................  5

      Notes to Financial Statements........................................  6

   Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations.................  8

Part II.  Other information

   Item 2.  Changes in Securities and Use of Proceeds...................... 11

   Item 6.   Exhibits and Reports on Form 8-K.............................. 11

   Signature............................................................... 12

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                             STRATESEC INCORPORATED
                                BALANCE SHEETS

                                                                                   December 31,     March 31,
                                                                                       1997*          1998
                                                                                                   (Unaudited)
        ASSETS
Current assets:
   Cash and cash equivalents..................................................   $      998,312  $      412,461
   Cash-restricted............................................................        2,063,539       2,063,539
   Accounts receivable, net of allowance for doubtful
     accounts of $49,000 in 1997 and 1998.....................................        3,330,542       2,355,265
   Costs and estimated earnings in excess of billings on
     uncompleted contracts....................................................        2,108,134       2,409,581
   Inventory..................................................................          598,415         598,415
   Prepaid expenses and other.................................................          140,870         150,681
                                                                                 --------------  --------------
        Total currents assets.................................................        9,239,812       7,989,942
Plant and equipment, net......................................................          740,156         490,496
Other assets..................................................................          128,414         134,985
                                                                                 --------------  --------------
                                                                                 $   10,108,382  $    8,615,423
                                                                                 ==============  ==============

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
   Current maturities of capital lease obligations............................   $       51,100  $       62,464
   Accounts payable...........................................................        1,997,014       1,715,778
   Billings in excess of costs and estimated earnings on
     uncompleted contracts....................................................           69,734          96,193
   Accrued expenses and other.................................................        2,938,789       2,565,695
                                                                                 --------------  --------------
        Total current liabilities.............................................   $    5,056,637  $    4,440,130

Long-term liabilities:
   Capital lease obligations, less current maturities.........................          196,285         222,270

Stockholders' equity (deficiency):
   Common stock, $0.01 par value per share; authorized
     20,000,000 shares; issued and outstanding
     6,103,502 shares in 1997 and 1998........................................           61,035          61,035
   Additional paid-in capital.................................................       21,072,430      21,072,430
   Accumulated deficit........................................................      (16,278,005)    (17,180,442)
                                                                                 --------------  --------------
                                                                                      4,855,460       3,953,023
                                                                                 --------------  --------------
                                                                                 $   10,108,382  $    8,615,423
                                                                                 ==============  ==============

*    Derived from audited financial statements as of December 31, 1997.

      The accompanying notes are an integral part of these statements.

                                STRATESEC INCORPORATED
                               STATEMENTS OF OPERATIONS
                                       (Unaudited)


                                                                                Three Months Ended
                                                                                        March 31,
                                                                                  1997           1998
                                                                            --------------   --------------
Earned revenues...........................................................  $    3,297,899   $    1,320,414
Cost of earned revenues...................................................       2,326,223        1,106,363
                                                                            --------------   --------------

   Gross profit...........................................................         971,676          214,051

Selling, general and administrative
   expenses...............................................................         645,656        1,073,039
                                                                            --------------   --------------

Operating income (loss)...................................................         326,020         (858,988)

Loss on sale of plant and equipment.......................................              --          (37,839)
Interest and financing fees...............................................        (127,276)         (12,808)
Interest and other income.................................................           7,399            7,198
                                                                            --------------   --------------

   Net income (loss)......................................................  $      206,143   $     (902,437)
                                                                            ==============   ==============

Weighted average common shares
   outstanding............................................................       5,105,000        6,103,522
                                                                            ==============   ==============

Net income (loss) per share - basic and diluted                             $          .04   $         (.15)
                                                                            ==============   ==============


       The accompanying notes are an integral part of these statements.

                                  STRATESEC INCORPORATED
                                  STATEMENTS OF CASH FLOWS
                                          (Unaudited)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                    1997             1998
                                                                              ---------------  ----------------
Cash flows from operating activities:
   Net income (loss).......................................................   $       206,143  $       (902,437)
                                                                              ---------------  ----------------
Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
     Depreciation and amortization.........................................            30,689            39,636
     Loss of sale of plant and equipment...................................                --            37,839
     Amortization of debt discount.........................................            10,500
Changes in operating assets and liabilities:
   Accounts receivable.....................................................          (533,400)          975,277
   Costs and estimated earnings in excess of
     billings on uncompleted contracts.....................................          (777,107)         (301,447)
   Prepaid expenses and other..............................................             9,494            (9,811)
   Other assets............................................................           (57,951)           (6,571)
   Accounts payable........................................................           183,129          (281,236)
   Billings in excess of costs and estimated earnings
     on uncompleted contracts..............................................           400,729            26,459
   Accrued expenses and other..............................................            54,524          (373,094)
                                                                              ---------------  ----------------
       Total adjustments...................................................          (679,393)          107,052
                                                                              ---------------  ----------------
       Net cash from operating activities..................................          (473,250)         (795,385)
                                                                              ---------------  ----------------

Cash flows from investing activities:
   Investment in SSIH, Ltd.................................................          (700,000)               --
   Sale of plant and equipment.............................................                --           240,000
   Acquisition of plant and equipment......................................                --           (18,425)
                                                                              ---------------  ----------------
   Net cash used by investing activities...................................          (700,000)          221,575
                                                                              ---------------  ----------------

Cash flows from financing activities:
   Proceeds from notes payable.............................................           700,000                --
   Principal payments of capital lease obligations                                     (5,351)          (12,041)
                                                                              ---------------  ----------------
   Net cash provided by financing activities...............................           694,649           (12,041)
                                                                              ---------------  ----------------
Net (decrease) in cash and cash equivalents................................          (478,601)         (585,851)
Cash and cash equivalents at beginning of period                                      609,342           998,312
                                                                              ---------------  ----------------
Cash and cash equivalents at end of period.................................   $       130,741  $        412,461
                                                                              ===============  ================




     The accompanying notes are an integral part of these statements.

                           NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation

         The unaudited balance sheet as of March 31, 1998 and the unaudited statements of operations and statements of cash flows for the three months ended March 31, 1997 and 1998 are condensed financial statements in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they omit certain information included in complete financial statements and should be read in conjunction with the financial statements and notes contained in a Form 10-K which the Company filed with the Securities and Exchange Commission on March 31, 1998.

         In the opinion of the Company, the unaudited financial statements at March 31, 1998 and for the three months ended March 31, 1997 and 1998, include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for such periods. Results of operations for the three months ended March 31, 1998 are not necessarily indicative of results to be expected for the full year.

2.  Net Income (Loss) Per Share

         The Company has adopted SFAS No. 128, "Earnings Per Share," which requires public companies to present basic earnings per share and, if applicable, diluted earnings per share. Basic EPS is based on the weighted average number of common shares outstanding without consideration of common stock equivalents. Diluted earnings per share is based on the weighted average number of common and common equivalent shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. For 1998, stock options and warrants have not been included in the calculation of diluted earnings per share as their inclusion would be antidilutive.

3.  Costs and Estimated Earnings on Uncompleted Contracts

         Costs and estimated earnings on uncompleted contracts at December 31, 1997 and March 31, 1998 which are expected to be collected within one year are as follows;

                                                December 31,      March 31,
                                                    1997             1998
                                              ---------------  ---------------

Costs incurred on contracts................   $    14,229,410  $    15,335,669
Estimated earnings.........................         3,473,560        3,683,209
                                              ---------------  ---------------
                                                   17,702,970       19,018,878
Less billings to date......................        15,664,570       16,705,220
                                              ---------------  ---------------
                                              $     2,038,400  $     2,313,658
                                              ===============  ===============

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

                                                             Three Months
                                                                 Ended
                                                               March 31,
                                                          1997          1998
                                                       -----------  -----------

Earned Revenues.....................................         100.0%      100.0%
Cost of earned revenues.............................          70.4        83.8
                                                       -----------  ----------
   Gross profit.....................................          29.6        16.2
Selling, general and administrative expenses........          19.6        81.3
                                                       -----------  ----------
   Operating income (loss)..........................          10.0       (65.1)
Loss on sale of plant and equipment.................            --        (2.9)
Interest and financing fees.........................          (3.9)       (1.0)
Interest and other income...........................           0.2         0.6
                                                       -----------  ----------

   Net income (loss)................................           6.3%      (68.4)%
                                                       ===========  ==========

Three Months Ended March 31, 1998 Compared With Three Months Ended March 31,
1997

         Revenues decreased by 60.0% from $3.3 million in the three months ended March 31, 1997 to $1.3 million in the three months ended March 31, 1998. The decrease was due primarily to a decline in work completed on existing projects. Revenues from the World Trade Center project declined from $1.9 million in the 1997 period to $0.5 in the 1998 period. In addition, revenues from the Metropolitan Washington Airport Authority declined from $0.7 million in the 1997 period to $0.4 million in the 1998 period. The revenue from MCI also declined $0.1 for the comparable periods.

         Cost of earned revenues decreased from $2.3 million in the three months ended March 31, 1997 to $1.1 million in the three months ended March 31, 1998, primarily due to decrease in revenues. Gross margin decreased from 29.6% in the 1997 period to 16.2% in the 1998 period as the margins on both the World Trade Center project and Metropolitan Washington Airport Authority projects are lower than in the previous year.

         Selling, general and administrative expenses increased by 66.2% from $0.6 million in the three months ended March 31, 1997, to $1.1 million in the three months ended March 31, 1998. Overhead salaries increased by $0.2 million from the previous year's period as project staff worked less on jobs due to the decreased revenues, professional fees increased by $0.1 million for recruiting fees for the new corporate officers and office expenses increased $0.1 due to increased office space.

         Interest expense and financing fees decreased 89.9% from $0.1 million in the three months ended March 31, 1997 to $0.01 million in the three months ended March 31, 1998 due to a decrease in outstanding indebtedness resulting from the repayment of the subordinated debentures in October 1997.

         Net income decreased from a net income of $0.2 million in the three months ended March 31, 1997 to a net loss of $0.9 million in the three months ended March 31, 1998. This decrease in net income was primarily due to the significant decrease in revenues and the increase in selling, general and administrative expenses.

Liquidity and Capital Resources

         Prior to the Offering in October 1997, the Company's primary sources of cash were the proceeds from private placements of Common Stock and notes from 1992 through 1995 and of subordinated debentures and warrants during 1995, 1996, and the first three months of 1997. During each of those years, the Company's operations had negative cash flows as the Company increased its marketing efforts, opened new offices and hired additional staff to support anticipated growth. The net use of cash from operations in 1994, 1995, and 1996 was $1.9 million, $1.9 million and $1.6 million. For the year ended December 31, 1997, the use of cash from operations was $7.4 million, primarily due to the operating loss, the restriction of $1.9 million in cash as collateral for the appeal bond posted in litigation, and a reduction in accounts payable. For the three months ended March 31, 1998, the Company had negative cash flow from operations of $0.8 million as a result of its operating loss.

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

         As of March 31, 1998, the Company has $0.4 million in unrestricted cash and working capital of $3.6 million. Of that amount, $2.1 million is in the form of restricted cash. This cash is restricted to serve as collateral for a bond posted by the Company pending appeal of a $1.9 million judgment against the Company.

         During April 1998, the Board of Directors approved the issuance of up to $2.0 million of convertible subordinated debentures to provide additional working capital. As of May 13, 1998, the Company had issued and sold $1,450,000 of debentures. The debentures have an interest rate of 10%, are due on December 31, 1999 and are convertible into common stock of the Company at $8.50 per share. In addition, the holders were issued 100 warrants for each $1,000 of investment with an exercise price of $2.50 and a term of three years.

         The Company has in the past experienced cash flow shortages. The Company believes that the $1.5 million unrestricted portion of working capital and the subordinated debenture financing is sufficient to meet its current operating needs.

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

Expenses incurred in connection with the Offering were:

                                                       (A)          (B)
  Underwriting discounts and commissions                        1,011,500
   Other expenses................................   113,000     1,040,000

Through December 31, 1997, the use of net proceeds of $9.7 million has been as follows:

                                                      (A)          (B)
  Repayment of indebtedness......................               3,350,000
  Working capital................................               6,385,500

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

STRATESEC INCORPORATED


 /s/ LARRY M. WEAVER
-----------------------------------------------------

Larry M. Weaver
Executive Vice President,
Chief Operating Officer and
Chief Financial Officer

May 14, 1998