Form 10-Q
period 1998-06-30
STRATESEC INC
filed 1998-08-14
CIK 1037453

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                    FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934.

                 For the quarterly period ended June 30, 1998

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


                  Yes    X                   No


There were 6,103,502 shares of Common Stock, par value $0.01 per share, outstanding at August 12, 1998.

STRATESEC INCORPORATED

Quarter ended June 30, 1998

Index
--------------------------------------------------------------------------------


                                                                           Page

Part I.  Financial information

   Item 1.  Financial Statements........................................   3

      Balance Sheets as of December 31, 1997 and June 30, 1998
      (unaudited).......................................................   3

      Statements of Operations for the three months ended
      June 30, 1997 and 1998 (unaudited) and the six months
      ended June 30, 1997 and June 30, 1998 (unaudited).................   4

      Statements of Cash Flows for the six months
      ended June 30, 1997 and June 30, 1998 (unaudited).................   5

      Notes to Financial Statements.....................................   6

   Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations..............   8

Part II.  Other information

   Item 2.  Changes in Securities and Use of Proceeds...................  11

   Item 4.  Submission of Matters to a Vote of Security Holders.........

   Item 6.   Exhibits and Reports on Form 8-K...........................  11

   Signature............................................................  12

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                              STRATESEC INCORPORATED
                                                  BALANCE SHEETS

                                                                                   December 31,     June 30,
                                                                                       1997*          1998
                                                                                                   (Unaudited)
        ASSETS
Current assets:
   Cash and cash equivalents..................................................   $      998,312  $      859,340
   Cash-restricted............................................................        2,063,539       1,940,048
   Accounts receivable, net of allowance for doubtful
     accounts of $49,000 in 1997 and 1998.....................................        3,330,542       1,222,075
   Costs and estimated earnings in excess of billings on
     uncompleted contracts....................................................        2,108,134       1,012,254
   Inventory..................................................................          598,415         598,415
   Prepaid expenses and other.................................................          140,870         167,990
                                                                                 --------------  --------------
        Total currents assets.................................................        9,239,812       5,800,122
Plant and equipment, net......................................................          740,156         494,078
Other assets..................................................................          128,414         136,592
                                                                                 --------------  --------------
                                                                                 $   10,108,382  $    6,430,791
                                                                                 ==============  ==============

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
   Current maturities of capital lease obligations                               $       51,100  $       63,904
   Accounts payable...........................................................        1,997,014       1,332,094
   Billings in excess of costs and estimated earnings on
     uncompleted contracts....................................................           69,734         125,568
   Accrued expenses and other.................................................        2,938,789       2,588,636
                                                                                 --------------  --------------
        Total current liabilities.............................................   $    5,056,637  $    4,110,202

Long-term liabilities:
   Capital lease obligations, less current maturities                                   196,285         203,326
   Notes payable..............................................................               --       1,450,000

Stockholders' equity (deficiency):
   Common stock, $0.01 par value per share; authorized
     20,000,000 shares; issued and outstanding
     6,103,502 shares in 1997 and 1998........................................           61,035          61,035
   Additional paid-in capital.................................................       21,072,430      21,072,430
   Accumulated deficit........................................................      (16,278,005)    (20,466,201)
                                                                                 --------------  --------------
                                                                                      4,855,460         667,264
                                                                                 --------------  --------------
                                                                                 $   10,108,382  $    6,430,791
                                                                                 ==============  ==============

*    Derived from audited financial statements as of December 31, 1997.

  The accompanying notes are an integral part of these statements.

                              STRATESEC INCORPORATED
                             STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                        Three Months Ended              Six Months Ended
                                                             June 30,                       June 30,
                                                        1997           1998           1997             1998
                                                   -------------  --------------   ------------   -------------
Earned revenues................................   $   3,942,299  $     1,372,086  $   7,240,240  $    2,692,500
Provision for contract adjustment..............              --        2,491,156             --       2,491,156
Cost of earned revenues........................       2,883,953        1,178,681      5,210,176       2,285,044
                                                  -------------  ---------------  -------------  --------------

   Gross profit................................       1,058,346       (2,297,751)     2,030,064      (2,083,700)

Selling, general and administrative
   expenses....................................         735,415        1,010,493      1,380,514       2,083,532
                                                  -------------  ---------------  -------------  --------------

Operating income (loss)........................         322,931       (3,308,244)       649,550      (4,167,232)

Loss on sale of plant and equipment............              --               --             --         (37,839)
Interest and financing fees....................        (100,135)         (36,296)      (231,778)        (49,104)
Interest and other income......................              --           58,781         11,168          65,979
                                                  -------------  ---------------  -------------  --------------

Net income (loss)..............................   $     222,796  $    (3,285,759) $     428,940  $   (4,188,196)
                                                  =============  ===============  =============  ==============

Net income (loss) per share - basic
   and diluted.................................   $         .04  $          (.54) $         .09  $         (.69)
                                                  =============  ===============  =============  ==============

Weighted average common shares
   outstanding.................................       5,275,860        6,103,522      4,605,000       6,103,522
                                                  =============  ===============  =============  ==============



      The accompanying notes are an integral part of these statements.

                              STRATESEC INCORPORATED
                             STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                      1997             1998
                                                                                  -------------  --------------
Cash flows from operating activities:
   Net income (loss)............................................................  $     428,940  $   (4,188,196)
                                                                                  -------------  --------------
Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
     Depreciation and amortization..............................................         63,205          70,233
     Loss of sale of plant and equipment........................................             --          39,162
     Amortization of debt discount..............................................         21,000              --
Changes in operating assets and liabilities:
   Cash restriction.............................................................              --         123,491
   Accounts receivable..........................................................       (712,103)       2,108,467
   Costs and estimated earnings in excess of
     billings on uncompleted contracts..........................................     (1,322,855)      1,095,880
   Prepaid expenses and other...................................................         20,641         (27,120)
   Other assets.................................................................        (13,398)         (8,177)
   Accounts payable.............................................................      1,401,305        (664,820)
   Billings in excess of costs and estimated
     earnings on uncompleted contracts..........................................         (2,134)         56,834
   Accrued expenses and other...................................................        121,047        (350,158)
                                                                                  -------------  --------------
       Total adjustments........................................................       (423,292)      2,443,692
                                                                                  -------------  --------------
       Net cash from operating activities.......................................          5,648      (1,744,503)
                                                                                  -------------  --------------

Cash flows from investing activities:
   Investment in SSIH, Ltd......................................................       (700,000)             --
   Sale of plant and equipment..................................................             --         240,000
   Acquisition of plant and equipment...........................................             --         (53,908)
                                                                                  -------------  --------------
   Net cash used by investing activities........................................       (700,000)        186,092
                                                                                  -------------  --------------

Cash flows from financing activities:
   Proceeds from notes payable..................................................        700,000       1,450,000
   Principal payments of capital lease
     obligations................................................................        (15,224)        (30,561)
                                                                                  -------------  --------------
   Deferred registration cost...................................................       (474,566)             --
   Net cash provided by financing activities....................................        210,210       1,419,439
                                                                                  -------------  --------------
Net (decrease) in cash and cash equivalents.....................................       (484,142)       (138,972)
Cash and cash equivalents at beginning of period................................        609,342         998,312
                                                                                  -------------  --------------
Cash and cash equivalents at end of period......................................  $     125,200  $      859,340
                                                                                  =============  ==============

                          NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation

         In the opinion of the Company, the unaudited financial statements at June 30, 1998 and for the six months ended June 30, 1997 and 1998, include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for such periods. Results of operations for the six months ended June 30, 1998 are not necessarily indicative of results to be expected for the full year.

         During the second quarter a major firm fixed price contract experienced significant unforeseen and continuing delays for a variety of reasons, many of which were outside the control of the Company. As a result actual costs and estimates of future costs to complete the contract rapidly increased throughout the quarter. As a result, the Company entered into an agreement with the Prime Contractor whereby the Prime Contractor will assume the remaining costs and all associated risks and liabilities for completing the contract. The Company will take a one-time charge of $2,491,156 associated with the agreement. The Company believes that this will alleviate a significant, near-term cash burden on the Company, mitigate operating liabilities moving forward and eliminate future risks relating to the contract.

2.  Costs and Estimated Earnings on Uncompleted Contracts

         Costs and estimated earnings on uncompleted contracts at December 31, 1997 and June 30, 1998 which are expected to be collected within one year are as follows;

                                                December 31,       June 30,
                                                    1997             1998
                                              ---------------  ---------------

Costs incurred on contracts................   $    14,229,410  $    16,353,696
Estimated earnings.........................         3,473,560        1,285,022
                                              ---------------  ---------------
                                                   17,702,970       17,638,718
Less billings to date......................        15,664,570       16,752,033
                                              ---------------  ---------------
                                              $     2,038,400  $       886,685
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

         During the second quarter a major firm fixed price contract experienced significant unforseen and continuing delays for a variety of reasons, many of which were outside the control of the Company. As a result, actual costs and estimates of future costs to complete the contract rapidly increased throughout the quarter. As a result, the Company entered into an agreement with the prime contractor whereby the prime contractor will assume the remaining costs and all associated risks and liabilities for completing the contract. In the second quarter of 1998, the Company took a one-time charge of $2,491,156 associated with the agreement. The Company believes that this will alleviate a significant, near-term cash burden on the Company, mitigate operating losses moving forward and eliminate future risks relating to the contract.

         The Company derives its revenues from a mixture of different contract types including firm, fixed-price contracts, cost plus fixed fee, and time and materials contracts. Earnings for fixed-price contracts are recognized based upon the Company's estimates of the cost and percentage of completion of individual contracts. Earned revenues equal the project's total contract amount multiplied by the proportion that direct project costs incurred on a project bear to estimated total project costs. Project costs include direct labor and benefits, direct material, subcontract costs, project related travel and other direct expenses. Earnings for cost plus fixed fee contracts are based on the cost incurred plus the percentage authorized by the contract. Earnings for time and materials contracts are based on the rate specified in the contract for the category of labor expended multiplied by the number of hours worked in the period.

         Clients are invoiced based upon negotiated payment terms for each individual contract. Terms for the fixed-price contracts usually include a 25% down payment and the balance as stages of the work are completed. Terms for cost plus fixed fee contracts allow for billing as the material is received or at the end of the month in which the material was received. Terms for time and materials contracts provide for billing each month for the number of hours worked during the month. Maintenance contracts are billed in advance, monthly, or quarterly. As a result, the Company records as an asset cost estimated earnings in excess of billings and as a liability billings in excess of costs and estimated earnings for the fixed-price contracts.

         In the quarter and for the first half of the year, the Company has continued to diversify its client base and reduce its dependence on a very small number of large contracts. This diversification is expected to continue for the rest of the year.

Results of Operations

         The  following  table sets  forth the  percentages  of earned  revenues
represented  by  certain  items   reflected  in  the  Company's   statements  of
operations.

                                                                  Three Months               Six Months
                                                                      Ended                     Ended
                                                                    June 30,                  June 30,
                                                            ------------------------  ------------------------
                                                               1997         1998          1997         1998
                                                            -----------  -----------  -----------  -----------
Earned Revenues...........................................        100.0%       100.0%       100.0%       100.0%
Provision for contract adjustment.........................           --        181.6           --         92.5
Cost of earned revenues...................................         73.2         85.9         72.0         84.9
                                                            -----------  -----------  -----------  -----------
   Gross profit...........................................         26.8       (167.5)        28.0        (77.4)
Selling, general and administrative expenses..............         18.7         73.6         19.1         77.4
                                                            -----------  -----------  -----------  -----------
   Operating income (loss)................................          8.2       (241.1)         9.0       (154.8)
Loss on sale of plant and equipment.......................           --           --           --         (1.4)
Interest and financing fees...............................         (2.5)        (2.6)        (3.2)        (1.7)
Interest and other income.................................          --           4.3          0.2          2.5
                                                            -----------  -----------  -----------  -----------

   Net income (loss)......................................          5.7%      (239.5)%        5.9%      (154.1)%
                                                            ===========  ===========  ===========  ===========

Three Months Ended June 30, 1998 Compared With Three Months Ended June 30, 1997

         Revenues decreased by 65.2% from $3.9 million in the three months ended June 30, 1997 to $1.4 million in the three months ended June 30, 1998. The decrease was due primarily to a decline in work completed on existing projects. Revenues from the World Trade Center project declined from $2.2 million in the 1997 period to $0.1 million in the 1998 period. In addition, revenues from the Metropolitan Washington Airport Authority declined from $0.8 million in the 1997 period to $0.6 million in the 1998 period. The revenue from MCI also declined $0.1 million for the comparable periods.

         Cost of earned revenues decreased from $2.9 million in the three months ended June 30, 1997 to $1.2 million in the three months ended June 30, 1998, primarily due to the decrease in revenues. Gross margin decreased from 26.6% in the 1997 period to (167.5)% in the 1998 period due to a one-time charge of $2.5 million to transfer the costs and risks associated with completing a firm fixed price contract to the prime contractor.

         Selling, general and administrative expenses increased by 37.4% from $0.7 million in the three months ended June 30, 1997, to $1.0 million in the three months ended June 30, 1998. Overhead salaries increased by $0.2 million from the previous year's period as project staff worked less on jobs due to the decreased revenues, professional fees increased by $0.05 million due to recruiting fees for the new corporate officers and office expenses increased $0.05 due to increased office space.

         Interest expense and financing fees decreased 63.8% from $0.1 million in the three months ended June 30, 1997 to $0.04 million in the three months ended June 30, 1998 due to a decrease in outstanding indebtedness resulting from the repayment of the subordinated debentures in October 1997.

         Due to a decrease in revenue, net income decreased from net income of $0.2 million in the three months ended June 30, 1997 to a net loss of $(3.3) million in the three months ended June 30, 1998, after accounting for a one-time charge of $2,491,156 associated with an agreement with a prime contractor to transfer the remaining costs and all associated risks for completion of a major firm fixed price contract to the prime contractor.

Six Months Ended June 30, 1998 Compared With Six Months Ended June 30, 1997

         Revenues decreased by 58.5% from $7.2 million in the six months ended June 30, 1997 to $2.7 million in the six months ended June 30, 1998. The decrease was due primarily to a decline in work completed on existing projects. Revenues from the World Trade Center project declined from $4.1 million in the 1997 period to $0.6 million in the 1998 period. In addition, revenues from the Metropolitan Washington Airport Authority declined from $1.6 million in the 1997 period to $0.9 million in the 1998 period. The revenue from MCI also declined $0.1 million for the comparable periods.

         Cost of earned revenues decreased from $5.2 million in the six months ended June 30, 1997 to $2.3 million in the six months ended June 30, 1998, primarily due to the decrease in revenues. Gross margin decreased from 28.0% in the 1997 period to (77.4)% in the 1998 period due to the one-time charge of $2.5 million.

         Selling, general and administrative expenses increased by 51% from $1.4 million in the six months ended June 30, 1997, to $2.1 million in the six months ended June 30, 1998. Overhead salaries increased by $0.5 million from the previous year's period as project staff worked less on jobs due to the decreased revenues and as a result of overlap during a transition to new corporate management. Professional fees increased by $0.1 million for recruiting fees for the new corporate officers and office expenses increased $0.1 million due to increased office space.

         Interest expense and financing fees decreased 79% from $0.2 million in the six months ended June 30, 1997 to $0.05 million in the six months ended June 30, 1998 due to a decrease in outstanding indebtedness resulting from the repayment of the subordinated debentures in October 1997.

         Net income decreased from net income of $0.4 million in the six months ended June 30, 1997 to a net loss of $(4.1) million after the one-time charge for the six months ended June 30, 1998. This decrease in net income was primarily due to a decrease in revenue and the one-time charge of $2,491,156 associated with an agreement with a prime contractor to transfer the remaining cost and all associated risks for completion of a major firm fixed price contract to the prime contractor.

Liquidity and Capital Resources

         Prior to the Offering in October 1997, the Company's primary sources of cash were the proceeds from private placements of Common Stock and notes from 1992 through 1995 and of subordinated debentures and warrants during 1995, 1996, and the first three months of 1997. During each of those years, the Company's operations had negative cash flows as the Company increased its marketing efforts, opened new offices and hired additional staff to support anticipated growth. The net use of cash from operations in 1994, 1995, and 1996 was $1.9 million, $1.9 million and $1.6 million. For the year ended December 31, 1997, the use of cash from operations was $7.4 million, primarily due to the operating loss, the restriction of $1.9 million in cash as collateral for the appeal bond posted in litigation, and a reduction in accounts payable. For the six months ended June 30, 1998, the Company had negative cash flow from operations of $1.7 million as a result of its operating loss.

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

         As of June 30, 1998, the Company has $0.8 million in unrestricted cash and working capital of $1.7 million. Of that amount, $1.9 million of current assets is in the form of restricted cash. This cash is restricted to serve as collateral for a bond posted by the Company pending appeal of a $1.9 million judgment against the Company. If the Company fails to win the appeal of the lawsuit, it may require additional working capital to fund operations during the remainder of the year.

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

Expenses incurred in connection with the Offering were:

                                                            (A)          (B)
            Underwriting discounts and commissions.....               1,011,500
            Other expenses.............................   113,000     1,040,000

Through December 31, 1997, the use of net proceeds of $9.7 million has been as follows:

                                                            (A)          (B)
              Repayment of indebtedness...............                3,350,000
              Working capital.........................                6,385,500

             (A) Direct or indirect  payments to  directors  or officers of the issuer.
             (B) Direct or indirect payments to others.

         During April 1998, the Board of Directors approved the issuance of up to $2.0 million of convertible subordinated debentures to provide additional working capital. As of May 13, 1998, the Company had issued and sold $1,450,000 of debentures. The debentures have an interest rate of 10%, are due on December 31, 1999 and are convertible into common stock of the Company at $8.50 per share. In addition, the holders were issued 100 warrants for each $1,000 of investment with an exercise price of $2.50 and a term of three years. These transactions were exempt from registration under the Securities Act of 1933 (the "Act") pursuant to Section 4(2) of the Act and Rule 506 of Regulation D thereunder.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company held its annual meeting of shareholders on June 10, 1998. At the meeting, the shareholders elected the following individuals as members of the Board of Directors: Wirt D. Walker, III, Charles W. Archer, Ronald C. Thomas, Mishal Yousef Saud Al Sabah, Marvin P. Bush, Robert B. Smith, and Lt. General James A. Abrahamson, USAF (Retired).

         The voting results of the election of directors and the other matters voted upon at the meeting are as follows:

Election of Directors:


                                                         Votes        Withheld
                                                         For         Authority

                Nominee:

Wirt D. Walker, III............................      4,949,253          41,566
Charles W. Archer..............................      4,951,453          39,366
Ronald C. Thomas...............................      4,947,253          43,566
Mishal Yousef Saud Al Sabah....................      4,950,453          40,366
Robert B. Smith................................      4,951,253          39,566
Marvin P. Bush.................................      4,949,253          41,566
James A. Abrahamson............................      4,951,453          39,366

Other Matters:

                                                                    Abstentions
                                                                        and
    Description of                          Votes        Votes         Broker
        Matter                               For        Against       Non-Votes

Approval of amendment to the
Company's 1997 Stock Option
Plan...................................  2,881,797       189,666     1,919,356

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

STRATESEC INCORPORATED


 /s/BARRY MCDANIEL
-----------------------------------------------------

Barry McDaniel
Chief Operating Officer


August 14, 1998