Form 10-Q
period 1998-09-30
STRATESEC INC
filed 1998-10-27
CIK 1037453

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 1998

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


                   Yes                X                   No


There were 6,103,522 shares of Common Stock, par value $0.01 per share, outstanding at October 23, 1998.

STRATESEC INCORPORATED

Quarter ended September 30, 1998

Index
--------------------------------------------------------------------------------


                                                                                                              Page
Part I.  Financial information

   Item 1.  Financial Statements...........................................................................    3

      Balance Sheets as of December 31, 1997 and September 30, 1998
      (unaudited)..........................................................................................    3

      Statements of Operations for the three months ended September 30, 1997 and
      1998 (unaudited) and the nine months
      ended September 30, 1997 and September 30, 1998 (unaudited)..........................................    4

      Statements of Cash Flows for the nine months
      ended September 30, 1997 and September 30, 1998 (unaudited)..........................................    5

      Notes to Financial Statements........................................................................    6

   Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations.................................................    7

Part II.  Other information

   Item 2.  Changes in Securities and Use of Proceeds......................................................   11

   Item 6.   Exhibits and Reports on Form 8-K..............................................................   12

   Signature...............................................................................................   13

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            STRATESEC INCORPORATED
                                BALANCE SHEETS

                                                                                   December 31,  September 30,
                                                                                       1997*          1998
                                                                                                   (Unaudited)
        ASSETS
Current assets:
   Cash and cash equivalents..................................................   $      998,312  $      646,172
   Cash-restricted............................................................        2,063,539       1,940,048
   Accounts receivable, net of allowance for doubtful
     accounts of $49,000 in 1997 and 1998.....................................        3,330,542       1,301,157
   Costs and estimated earnings in excess of billings on
     uncompleted contracts....................................................        2,108,134       1,298,463
   Inventory..................................................................          598,415         240,688
   Prepaid expenses and other.................................................          140,870         127,233
                                                                                 --------------  --------------
        Total currents assets.................................................        9,239,812       5,553,751
Plant and equipment, net......................................................          740,156         463,088
Other assets..................................................................          128,414         139,866
                                                                                 --------------  --------------
                                                                                 $   10,108,382  $    6,156,704
                                                                                 ==============  ==============

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
   Current maturities of capital lease obligations............................   $       51,100  $       66,335
   Accounts payable...........................................................        1,997,014       1,004,468
   Billings in excess of costs and estimated earnings on
     uncompleted contracts....................................................           69,734         261,725
   Accrued expenses and other.................................................        2,938,789       2,757,871
                                                                                 --------------  --------------
        Total current liabilities.............................................   $    5,056,637  $    4,090,399

Long-term liabilities:
   Capital lease obligations, less current maturities.........................          196,285         186,004
   Notes payable..............................................................               --       1,790,506

Stockholders' equity (deficiency):
   Common stock, $0.01 par value per share; authorized
     20,000,000 shares; issued and outstanding
     6,103,502 shares in 1997 and 1998........................................           61,035          61,035
   Additional paid-in capital.................................................       21,072,430      21,143,824
   Accumulated deficit........................................................      (16,278,005)    (21,115,063)
                                                                                 --------------  --------------
                                                                                      4,855,460          89,796
                                                                                 --------------  --------------
                                                                                 $   10,108,382  $    6,156,704
                                                                                 ==============  ==============

*    Derived from audited financial statements as of December 31, 1997.

     The accompanying notes are an integral part of these statements.

                                 STRATESEC INCORPORATED
                                STATEMENTS OF OPERATIONS
                                      (Unaudited)


                                                        Three Months Ended              Nine Months Ended
                                                           September 30,                  September 30,
                                                       1997           1998            1997            1998
                                                 --------------  --------------  --------------  --------------
Earned revenues................................  $    4,182,763  $    1,435,416  $   11,422,961  $    4,127,916
Provision for contract adjustment..............              --              --              --       2,491,156
Cost of earned revenues........................       3,006,339       1,044,236       8,216,515       3,281,477
                                                 --------------  --------------  --------------  --------------

   Gross profit................................       1,176,424         391,180       3,206,446      (1,644,717)

Selling, general and administrative
   expenses....................................         876,098       1,045,527       2,256,627       3,129,059
                                                 --------------  --------------  --------------  --------------

Operating income (loss)........................         300,326        (654,347)        949,819      (4,773,776)

Loss on sale of plant and equipment............              --              --              --         (37,839)
Interest and financing fees....................        (111,711)        (69,787)       (343,488)       (118,891)
Interest and other income......................          24,082          27,469          35,800          93,448
                                                 --------------  --------------  --------------  --------------

Net income (loss)..............................  $      212,697  $     (696,666) $      642,131  $   (4,837,059)
                                                 ==============  ==============  ==============  ==============

Net income (loss) per share - basic
   and diluted.................................  $          .05  $         (.11) $          .14  $         (.79)
                                                 ==============  ==============  ==============  ==============

Weighted average common shares
   outstanding.................................       4,605,000       6,103,522       4,605,000       6,103,522
                                                 ==============  ==============  ==============  ==============



     The accompanying notes are an integral part of these statements.

                          STRATESEC INCORPORATED
                         STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                       1997            1998
                                                                                  -------------  ---------------
Cash flows from operating activities:
   Net income (loss)............................................................  $    642,131   $   (4,837,058)
                                                                                  ------------   --------------
Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
     Depreciation and amortization..............................................        99,958          106,570
     Loss of sale of plant and equipment........................................            --           39,162
     Amortization of debt discount..............................................        31,500           11,899
Changes in operating assets and liabilities:
   Cash restriction.............................................................            --          123,491
   Accounts receivable..........................................................      (376,410)       2,029,385
   Inventory (Material Stores on Site)..........................................            --          357,728
Costs and estimated earnings in excess of
     billings on uncompleted contracts..........................................    (3,096,834)         809,671
   Prepaid expenses and other...................................................       (85,728)          13,647
   Other assets.................................................................       (16,903)         (11,452)
   Accounts payable.............................................................     2,540,590         (992,546)
   Billings in excess of costs and estimated
     earnings on uncompleted contracts..........................................       (22,429)         191,991
   Accrued expenses and other...................................................       253,938         (180,918)
                                                                                  ------------   --------------
       Total adjustments........................................................      (672,318)       2,498,626
                                                                                  ------------   --------------
       Net cash from operating activities.......................................       (30,187)      (2,338,432)
                                                                                  ------------   --------------

Cash flows from investing activities:
   Investment in SSIH, Ltd......................................................      (700,000)              --
   Sale of plant and equipment..................................................            --          240,000
   Acquisition of plant and equipment...........................................        (5,044)         (59,254)
                                                                                  ------------   --------------
   Net cash used by investing activities........................................      (705,044)         180,746
                                                                                  ------------   --------------

Cash flows from financing activities:
   Proceeds from notes payable..................................................       700,000        1,850,000
   Principal payments of capital lease
     obligations................................................................       (20,996)         (44,454)
                                                                                  ------------   --------------
   Deferred registration cost...................................................      (548,385)              --
   Net cash provided by financing activities....................................       130,619        1,805,546
                                                                                  ------------   --------------
Net (decrease) in cash and cash equivalents.....................................      (604,612)        (352,140)
Cash and cash equivalents at beginning of period................................       609,342          998,312
                                                                                  ------------   --------------
Cash and cash equivalents at end of period......................................  $      4,730   $      646,172
                                                                                  ============   ==============

                         NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation

         The unaudited balance sheet as of September 30, 1998 and the unaudited statement of operations and statements of cash flows for the nine months ended September 30, 1997 and 1998 are condensed financial statements in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they omit certain information included in complete financial statements and should be read in conjunction with the financial statements and notes contained in a Form 10-K which the Company filed with the Securities and Exchange Commission on March 31, 1998.

         In the opinion of the Company, the unaudited financial statements at September 30, 1998 and for the nine months ended September 30, 1997 and 1998, include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for such periods. Results of operations for the nine months ended September 30, 1998 are not necessarily indicative of results to be expected for the full year.

2.  Costs and Estimated Earnings on Uncompleted Contracts

         Costs and estimated earnings on uncompleted contracts at December 31, 1997 and September 30, 1998 which are expected to be collected within one year are as follows:

                                                                                  December 31,    September 30,
                                                                                      1997             1998
                                                                                ---------------  ---------------
Costs incurred on contracts..................................................   $    14,229,410  $    17,521,013
Estimated earnings...........................................................         3,473,560        4,267,393
                                                                                ---------------  ---------------
                                                                                     17,702,970       21,788,406
Less billings to date........................................................        15,664,570       20,751,668
                                                                                ---------------  ---------------
                                                                                $     2,038,400  $     1,036,738
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

         During the second quarter of 1998 a major firm fixed price contract experienced significant unforseen and continuing delays for a variety of reasons, many of which were outside the control of the Company. As a result, actual costs and estimates of future costs to complete the contract rapidly increased throughout the quarter. As a result, the Company entered into an agreement with the prime contractor whereby the prime contractor will assume the remaining costs and all associated risks and liabilities for completing the contract. In the second quarter of 1998, the Company took a one-time charge of $2,491,156 associated with the agreement. The Company believes that this alleviated a significant, near-term cash burden on the Company and will mitigate operating losses moving forward and eliminate future risks relating to the contract.

         The Company returned to profitability in September 1998 and expects to be profitable in the fourth quarter on significantly higher revenues as a result of increased new business booking and new client relationships.

         The Company derives its revenues from a mixture of different contract types including firm, fixed-price, cost plus fixed fee, and time and materials contracts. Earnings for fixed-price contracts are recognized based upon the Company's estimates of the cost and percentage of completion of individual contracts. Earned revenues equal the project's total contract amount multiplied by the proportion that direct project costs incurred on a project bear to estimated total project costs. Project costs include direct labor and benefits, direct material, subcontract costs, project related travel and other direct expenses. Earnings for cost plus fixed fee contracts are based on the cost incurred plus the percentage authorized by the contract. Earnings for time and materials contracts are based on the rate specified in the contract for the category of labor expended multiplied by the number of hours worked in the period.

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

         In the first three quarters of the year, the Company has continued to diversify its client base and reduce its dependence on a very small number of large contracts. This diversification is expected to continue for the rest of the year.

Results of Operations

         The  following  table sets  forth the  percentages  of earned  revenues
represented  by  certain  items   reflected  in  the  Company's   statements  of
operations.

                                                                  Three Months               Nine Months
                                                                      Ended                     Ended
                                                                   September 30,             September 30,
                                                                 1997         1998          1997         1998
Earned Revenues..........................................          100.0%       100.0%       100.0%       100.0%
Provision for contract adjustment........................             --           --           --         60.3
Cost of earned revenues..................................           71.9         72.7         71.9         79.5
                                                            ------------   ----------   ----------   ----------
   Gross profit..........................................           28.1         27.3         28.1        (39.8)
Selling, general and administrative expenses.............           21.0         72.8         19.8         75.8
                                                            ------------   ----------   ----------   ----------
   Operating income (loss)...............................            7.1        (45.5)         8.3       (115.6)
Loss on sale of plant and equipment......................             --           --           --         (0.9)
Interest and financing fees..............................           (2.6)        (4.9)        (3.0)        (2.9)
Interest and other income................................            0.6          1.9          0.3          2.3
                                                            ------------   ----------   ----------   ----------

   Net income (loss).....................................            5.1%        48.5%         5.6%      (117.2)%
                                                            ============   ==========   ==========   ==========

Three Months Ended September 30, 1998 Compared With Three Months Ended September 30, 1997

         Revenues decreased by 65.7% from $4.2 million in the three months ended September 30, 1997 to $1.4 million in the three months ended September 30, 1998. The decrease was due primarily to a decline in work completed on existing projects.

         Cost of earned revenues decreased from $3.0 million in the three months ended September 30, 1997 to $1.0 million in the three months ended September 30, 1998, primarily due to the decrease in revenues. Gross margin decreased from 28.1% in the 1997 period to 27.3% in the 1998 period.

         Selling, general and administrative expenses increased by 19.3% from $0.8 million in the three months ended September 30, 1997, to $1.0 million in the three months ended September 30, 1998. Overhead salaries increased by $0.1 million from the previous year's period as project staff worked less on jobs due to the decreased revenues and, professional fees increased by $0.05 million due to recruiting fees for the new corporate officers.

         Interest expense and financing fees decreased 37.5% from $0.1 million in the three months ended September 30, 1997 to $0.07 million in the three months ended September 30, 1998 due to a decrease in outstanding indebtedness resulting from the repayment of the subordinated debentures in October 1997.

         Due to a decrease in revenue, net income decreased from net income of $0.2 million in the three months ended September 30, 1997 to a net loss of $(0.7) million in the three months ended September 30, 1998.

Nine Months Ended September 30, 1998 Compared With Nine Months Ended September 30, 1997

         Revenues decreased by 64.0% from $11.4 million in the nine months ended September 30, 1997 to $4.1 million in the nine months ended September 30, 1998. The decrease was due primarily to a decline in work completed on existing projects. In addition, revenues from the Metropolitan Washington Airport Authority declined from $2.1 million in the 1997 period to $1.6 million in the 1998 period.

         Cost of earned revenues decreased from $8.2 million in the nine months ended September 30, 1997 to $3.3 million in the nine months ended September 30, 1998, primarily due to the decrease in revenues. Gross margin decreased from 28.1% in the 1997 period to (39.8)% in the 1998 period due to the one-time charge of $2.5 million taken in the second quarter 1998.

         Selling, general and administrative expenses increased by 39% from $2.3 million in the nine months ended September 30, 1997, to $3.1 million in the nine months ended September 30, 1998. Overhead salaries increased by $0.7 million from the previous year's period as project staff worked less on jobs due to the decreased revenues and as a result of overlap during a transition to new corporate management. Professional fees increased by $0.1 million for recruiting fees for the new corporate officers.

         Interest expense and financing fees decreased 65.3% from $0.3 million in the nine months ended September 30, 1997 to $0.1 million in the nine months ended September 30, 1998 due to a decrease in outstanding indebtedness resulting from the repayment of the subordinated debentures in October 1997.

         Net income decreased from net income of $0.6 million in the nine months ended September 30, 1997 to a net loss of $(4.8) million for the nine months ended September 30, 1998. This decrease in net income was primarily due to a decrease in revenue and the one-time charge of $2,491,156 associated with an agreement with a prime contractor to transfer the remaining cost and all associated risks for completion of a major firm fixed-price contract to the prime contractor.

Liquidity and Capital Resources

         Prior to the Company's initial public offering (the "Offering") in October 1997, the Company's primary sources of cash were the proceeds from private placements of Common Stock and notes from 1992 through 1995 and of subordinated debentures and warrants during 1995, 1996, and the first three months of 1997. During each of those years, the Company's operations had negative cash flows as the Company increased its marketing efforts, opened new offices and hired additional staff to support anticipated growth. The net use of cash from operations in 1994, 1995, and 1996 was $1.9 million, $1.9 million and $1.6 million. For the year ended December 31, 1997, the use of cash from operations was $7.4 million, primarily due to the operating loss, the restriction of $1.9 million in cash as collateral for the appeal bond posted in litigation, and a reduction in accounts payable. For the nine months ended September 30, 1998, the Company had negative cash flow from operations of $2.3 million as a result of its operating loss.

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

         During April 1998, the Board of Directors approved the issuance of up to $2.0 million of convertible subordinated debentures to provide additional working capital. As of May 13, 1998, the Company had issued and sold $1,450,000 of debentures. The Company sold an additional $400,000 of debentures as of August 25, 1998. The debentures have an interest rate of 10%, are due on December 31, 1999 and are convertible into common stock of the Company at $8.50 per share. In addition, the holders were issued 100 warrants for each $1,000 of investment with an exercise price of $2.50 and a term of three years. The value of the warrants of $71,394 was determined based upon the Black Scholes Valuation Model and was recorded as additional paid-in capital. All 160,000 warrants are outstanding at September 30, 1998.

         As of September 30, 1998, the Company has $0.6 million in unrestricted cash and working capital of $1.5 million. Of that amount, $1.9 million of current assets is in the form of restricted cash. This cash is restricted to serve as collateral for a bond posted by the Company pending appeal of a $1.9 million judgment against the Company. If the Company fails to win the appeal of the lawsuit, it may require additional working capital to fund operations during the remainder of the year.

Year 2000

         The Company has evaluated products and services it offers in relation to Year 2000 compliance and found that a majority of installed computer systems and software products manufactured over 5 years ago are coded to accept only two-digit year value. These date code fields will need to accept four-digit entries to differentiate between the 21st century and the 20th century dates. Many of the Company's vendors' computer systems and software need to be upgraded or replaced in order to comply with Year 2000 requirements. The Company has made contact with its key suppliers to determine their capability with respect to Year 2000 problems and any risk associated with it. The Company's major vendors have Year 2000 compliance updates already developed or scheduled to be developed prior to year end 1998. A failure of a key vendor to provide the Company with necessary components or services could result in delay by the Company in providing products or services to the Company's customers and have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company does not expect Year 2000 issues to have a material impact on its financial results or operations, there can be no assurance that there will be no disruptions or that the Company will not incur significant costs to avoid disruptions. Internally, the Company has no automated systems except for its accounting system. The Company has decided to convert to a new accounting system in June 1999 in order to be Year 2000 compliant. The Company does not expect the cost of this system to be material.

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         During April 1998, the Board of Directors approved the issuance of up to $2.0 million of convertible subordinated debentures to provide additional working capital. As of May 13, 1998, the Company had issued and sold $1,450,000 of debentures. The Company sold an additional $400,000 of debentures as of August 25, 1998. The debentures have an interest rate of 10%, are due on December 31, 1999 and are convertible into common stock of the Company at $8.50 per share. In addition, the holders were issued 100 warrants for each $1,000 of investment with an exercise price of $2.50 and a term of three years. These transactions were exempt from registration under the Securities Act of 1933 (the "Act") pursuant to Section 4(2) of the Act and Rule 506 of Regulation D thereunder.

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


October 27, 1998