Form 10-K405
period 1998-12-31
STRATESEC INC
filed 1999-03-30
CIK 1037453

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 1998

                         Commission File Number 1-13427

                             STRATESEC INCORPORATED
                       (Formerly Securacom, Incorporated)
             (Exact name of registrant as specified in its charter)

           Delaware                                           22-2817302
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                         Identification Number)

         105 Carpenter Drive, Suite C
         Sterling, Virginia                                      20164
(Address of principal executive offices)                       (Zip Code)

        Registrant's telephone number, including area code:  (703) 709-8686

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of March 10, 1999 (computed by reference to the closing price of such stock on the American Stock Exchange) was $5,832,767.

         As of March 10, 1999, there were 5,878,522 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                 DOCUMENT                                     WHERE INCORPORATED

Portions of the Registrant's definitive Proxy Statement
  regarding the 1999 Annual Meeting of Stockholders                 Part III

--------------------------------------------------------------------------------

                             STRATESEC Incorporated

                                    FORM 10-K


                              Cross Reference Sheet

Item                                                                                                           Page

                                     Part I
1        Business............................................................................................    1
2        Properties..........................................................................................    7
3        Legal Proceedings...................................................................................    7
4        Submission of Matters to a Vote of Security Holders.................................................    7


                                     Part II

5        Market for Registrant's Common Equity and Related Stockholder Matters...............................    8
6        Selected Financial Data.............................................................................    8
7        Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................................................    9
7a       Quantive and Qualitative Disclosures About Market Risk..............................................   14
8        Financial Statements................................................................................   14
9        Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure..........................................................................   14

                                    Part III

10       Directors and Executive Officers of the Registrant..................................................   15
11       Executive Compensation..............................................................................   15
12       Security Ownership of Certain Beneficial Owners and Management......................................   15
13       Certain Relationships and Related Transactions......................................................   15

                                     Part IV

14       Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................................   16
         Signatures .........................................................................................   17


                                     Part I

Item 1.  Business.

General

         The Company is a single-source provider of comprehensive technology-based security solutions for medium and large commercial and government facilities in the United States and abroad. The Company offers a broad range of services, including: (i) consulting and planning; (ii) engineering and design; (iii) systems integration; and (iv) maintenance and technical support. This full range of capabilities enables the Company to provide its clients with any combination of these services or complete turnkey solutions for complex security projects. The solutions provided by the Company include integrated security systems comprised of a command center managing one or more subsystems or components, primarily access control systems, intrusion detection systems, closed circuit television systems, critical condition monitoring systems and fire detection systems. The Company is not aware of any other company providing this comprehensive range of services on a national basis. The Company serves more than 40 clients including airports, hospitals, prisons, corporations, utilities, universities and government facilities. These clients include Washington Dulles International Airport, Hewlett-Packard Company, EDS, Wachovia Bank, MCI WorldCom, Inc. and Alltel Corporation.

         The Company began operations in 1987 in association with a large privately held engineering firm. In 1992, the Company became independent from the engineering firm in conjunction with a capital infusion from a private investment group. Since 1992, the Company has devoted a substantial amount of resources and capital to enhancing its technical capability and services offerings, hiring and training key personnel and expanding its client base. In addition to its headquarters office in Sterling, Virginia, which is in the Washington, D.C. metropolitan area, the Company has regional offices in Atlanta, Dallas, and San Francisco.

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

         The  Company  is  evaluating  several   opportunities  to  expand  into
international operations, which it anticipates that it will initially undertake through joint ventures or partnerships with local and international companies.

Clients

     During the past three years the Company has provided services to approximately 50 clients, including airports, hospitals, prisons, corporations, utilities, universities and government facilities. The Company's clients have included the following:

        Airports and Aviation                         Corporations
        ---------------------                         ------------
   Fresno Airport                               AT&T
   United Airlines                              EDS
   Washington-Dulles International Airport      Gillette Corporation
   Washington National Airport                  Hewlett-Packard Company
   Yuma International Airport                   Lazard Freres
   Seattle-Tacoma Airport                       Lucent Technologies
                                                Mary Kay Cosmetics
                                                MCI WorldCom, Inc.
                                                Mobil Corporation
                                                NationsBank
                                                US WEST
                                                Wachovia Bank
                                                Alltel Corporation

        Government                                Other
   Los Alamos National Laboratory           City of Baltimore Central
   Sandia National Laboratory                  Booking and Intake Facility
   Tennessee Valley Authority               Moscow Local Telephone System
   U.S. Department of Energy                New York City's World Trade Center
   U.S. Navy                                Rostelecom
                                            Rowan County (N.C.) Prison

         During 1998, the Metropolitan Washington Airport Authority (operator of both Washington National and Washington Dulles airports), MCI WorldCom, Inc. ("MCI") and Wachovia Bank accounted for 22%, 14% and 7% of the Company's earned revenues, respectively. The loss of a significant portion of the revenue from any of these clients would need to be replaced to avoid a material adverse effect upon the Company's business, operating results and financial condition. Although these clients each accounted for a substantial portion of the Company's revenues, work performed for them was comprised of multiple projects and, in the case of MCI, was performed for multiple facilities. Firm contracts are in place for a significant portion of revenue from all three of these clients, although the maintenance contract with the airport authority was awarded to another company in January 1999. Even without the maintenance contract with the airports, Stratesec has firm 1999 backlog with the airport authority for approximately 45% of the entire 1998 revenue from the airport authority. The Company has diversified its client base by winning several new clients regionally and nationally. The revenues from new clients are expected to assist in replacing any reduction in revenues from the existing clients.

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

Long-term maintenance contracts may be canceled without cause. As of December 31, 1997 and 1998, the Company's backlog was approximately $3.8 million and $4.0 million, respectively. Backlog as of December 31, 1998, includes projects having a value of approximately $1.7 million for which binding contracts have not been executed and all backlog is expected to be completed during 1999. Backlog orders as of any particular date may not be indicative of actual operating results for any fiscal period. There can be no assurance that any amount of backlog will be realized.

Employees

         As of December 31, 1998, the Company had 50 employees, of which 23 were based in the Company's headquarters located in Sterling, Virginia. The balance work out of the company's regional offices. Six of the Company's employees are engaged exclusively in marketing and sales, 35 employees in engineering, project management, and technical functions, and nine employees in executive management and administration. None of the Company's employees are represented by a labor union and the Company believes its employee relations are good.

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

         The Company has decided to convert to a new accounting system in 2nd quarter 1999 in order to be Year 2000 Compliant. The Company does not expect the cost of this system to be material.

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

Item 2.  Properties.

         The Company's headquarters office is located in Sterling, Virginia, which is in the Washington, D.C. metropolitan area. In addition, the Company leases between approximately 2,000 and 4,000 square feet of office space in each of the Atlanta, Dallas, and San Francisco metropolitan areas to support its regional operations. The Company believes that its facilities are adequate and suitable for its current operations, and that additional space is readily available if needed to support future growth.

Item 3.  Legal Proceedings.

         Although the Company is a defendant in certain suits arising from the normal conduct of its business, management does not believe that the resolution of this litigation will have a material adverse effect on the Company's financial position, results of operations, or cash flows. This litigation includes SecuraComm Consulting, Inc. v. Securacom, Incorporated. In this action, filed in the U.S. District Court for the district of New Jersey in October 1995, the plaintiff, a consulting company, sought injunctive relief and damages for alleged confusion in the marketplace and lost business resulting from the Company's alleged infringement of plaintiff's claimed service mark. In November 1997, the court ruled in favor of the plaintiff and enjoined the Company from using the name "Securacom, Incorporated" and awarded the plaintiff damages in the amount of $1,900,000. The Company appealed the decision and it was reversed in January 1999.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year covered by this Report.

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The Company's Common Stock is traded on the American Stock Exchange under the symbol SFT. The following table sets forth the quarterly range of high and low closing sale prices per share for the Common Stock during the period indicated.

                                                                      High              Low
         1997
              Fourth Quarter (beginning October 2)............      $     13 1/4     $  7 7/8

         1998
              First Quarter.....................................           9 3/4        1 1/2
              Second Quarter....................................           2 1/2        1 1/2
              Third Quarter.....................................           2 1/8        1
              Fourth Quarter....................................           1 3/4        1 1/8

         1999
              First Quarter (through March 10)..................           2 3/8        1 1/2

     The Company has not paid any cash dividends on its Common Stock since its formation. It presently intends to retain its earnings for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future. The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition and requirements, restrictions in financing agreements, business conditions, and other factors. As of March 10, 1999, there were 65 holders of record of common stock.

Item 6.  Selected Financial Data.

         The selected financial data presented below (in thousands, except for per share data) should be read in conjunction with the consolidated financial statements and notes thereto of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.



                                                              Year Ended December 31,
                                        -----------------------------------------------------------------
                                            1994          1995         1996         1997          1998
                                        -----------    ----------   ----------   ----------   -----------
                                                                    (in thousands)
Statement of Operations Data:
Earned revenues.......................   $    2,395    $    3,177   $    5,824   $   12,133   $     6,625
Provision for contract adjustment.....           --            --           --           --         2,491
Cost of earned revenues...............        1,586         2,180        4,416        9,807         4,789
                                         ----------    ----------   ----------   ----------   -----------
   Gross profit.......................          809           997        1,408        2,326          (656)
Selling, general and administrative
   expenses...........................        2,670         2,871        3,701        3,756         4,179
Provision for legal judgment..........                                                2,200        (1,656)
                                         ----------    ----------   ----------   ----------   -----------
   Operating income (loss)............       (1,861)       (1,874)      (2,293)      (3,630)       (3,179)
Loss on sale of plant and equipment...           --            --           --           --           (38)
Interest and financing fees...........          (34)         (102)       (242)         (515)         (181)
Interest and other income.............            7           208           22           89           125
                                         ----------    ----------   ----------   ----------   -----------
   Net income (loss)..................   $   (1,888)   $   (1,768)  $   (2,513)  $   (4,056)  $    (3,523)
                                         ==========    ==========   ==========   ==========   ===========
   Basic and diluted loss per share...   $    (0.56)   $    (0.46)  $    (0.58)  $    (0.85)  $     (0.58)
                                         ==========    ==========   ==========   ==========   ===========
   Weighted average number of
      shares outstanding..............        3,396         3,812        4,306        4,792         6,068


                                                                   Year Ended December 31,
                                            1994          1995         1996          1997          1998
                                        -----------    ----------   ----------   ----------   ------------
Balance Sheet Data:
Cash and cash equivalents.............  $       266    $      555   $       609  $      998    $       443
Working capital (deficit).............          (31)          696           151       4,183          2,673
Total assets..........................        2,034         3,046         4,567      10,108          5,828
Long-term debt, less current maturities           6           597         2,657         196            167
Total stockholders' equity (deficiency)         316           554        (1,596)      4,855          1,222


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

         The Company began operations in 1987 in association with a large privately held engineering firm. As a start-up, the Company expended significant capital on the development of the Company's business and infrastructure, and it accumulated losses of approximately $2.8 million from 1987 through 1991 on aggregate revenues of approximately $17.2 million. The Company's revenues from 1990 through 1994 were generated primarily by a contract to design and integrate extensive security upgrades at three nuclear facilities for the Tennessee Valley Authority (the "TVA"). In 1992, the Company became independent from the engineering firm in conjunction with a capital infusion from a private investor group. At the same time, the Company hired new management with extensive expertise in the security industry. Since 1992, the Company has devoted a substantial amount of resources and capital to enhancing its technical capability and services offerings, hiring and training key personnel and expanding its client base. As part of this effort, the Company opened four regional offices in the United States.

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

         Clients are invoiced based upon negotiated payment terms for each individual contract. Terms usually include a 25% down payment and the balance as stages of the work are completed. Maintenance contracts are billed either in advance, monthly, or quarterly. As a result, the Company records as an asset, costs and estimated earnings in excess of billings and as a liability, billings in excess of costs and estimated earnings.

Results of Operations

         The  following  table sets  forth the  percentages  of earned  revenues
represented  by  certain  items   reflected  in  the  Company's   statements  of
operations.

                                                                 Year Ended December 31,
                                                   -------------------------------------------------------
                                                       1995            1996          1997          1998
                                                    ----------     ----------     ----------    ----------
Earned revenues..................................        100.0%         100.0%         100.0%        100.0%
Provision for contract adjustment................           --             --             --          37.6
Cost of earned revenues..........................         68.6           75.8           80.9          72.3
                                                    ----------     ----------     ----------     ---------
   Gross profit..................................         31.4           24.2           19.1          (9.9)
Selling, general and administrative
   expenses......................................         90.4           63.5           30.9          63.1
Provision for legal judgment.....................           --             --           18.1         (25.0)
                                                    ----------     ----------     ----------     ---------
   Operating income (loss).......................        (59.0)         (39.3)         (29.9)        (48.0)
Loss on sale of plant and equipment..............           --             --             --          (0.6)
Interest and financing fees......................         (3.2)          (4.2)          (4.2)         (2.7)
Interest and other income........................          6.5            0.4            0.7          23.1
                                                    ----------     ----------     ----------     ---------
   Net income (loss).............................        (55.7)%        (43.1)%        (33.4)%       (53.2)%
                                                    ==========     ==========     ==========     =========

Year Ended December 31, 1998 Compared with Year Ended December 31, 1997

         Revenues decreased by 45% from $12.1 million in 1997 to $6.6 million in 1998. The decrease was due to the closeout of the World Trade Center Project. In addition, revenues from the Metropolitan Washington Airport Authority declined from $2.5 million in 1997 to $2.3 million in 1998.

         Cost of earned revenues decreased from $9.8 million in 1997 to $4.8 million in 1998, primarily due to the decrease in revenues. Gross margin decreased from 19.1% in 1997 to (9.9)% in the 1998 period due to the one time charge of $2.5 million taken in the second quarter 1998.

         Selling, general and administration expenses increased by 7% from $3.8 million in 1997 to $4.1 million in 1998. Overhead salaries increased by $0.4 million from the previous years as project staff worked less on jobs due to the decreased revenues and as a result at overlap during a transition to new corporate management. Professional fees increased by $0.1 million for recruiting fees for new corporate officers.

         The Company reversed accrued expenses in the amount of $1.7 million due to the January 1999 reversal of a judgment in a lawsuit against the Company.

         Interest expense and financing fees decreased 64.9% from $0.5 million in 1997 to $0.1 million in 1998 due to a decrease in outstanding indebtedness resulting from the repayment of the subordinate debentures in October 1997.

         Net loss improved from a net loss of $4.1 million in 1997 to a net loss of $3.5 million in 1998. This improvement was primarily due to the reversal of accrued expenses.

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

         Selling, general and administrative expenses increased by 2.7% from $3.7 million in 1996 to $3.8 million in 1997, due to a $0.2 million increase in salaries and consulting fees offset by a $0.1 million decrease in professional fees

     In November 1997 SecuraComm Consulting, Inc. was awarded a $1.9 million judgment in a lawsuit against the Company. The Company recorded an expense of $2.2 million to cover the judgment, including anticipated legal fees. The judgment was reversed in January 1999. See Item 3--Legal Proceedings.

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

         Net income decreased from a net loss of $2.5 million in 1996 to a net loss of $4.1 million in 1997. This decrease in net income was primarily due to recording a $2.2 million expense for the legal judgment and an adjustment of anticipated margin on several major contracts, offset somewhat by an increase in gross margin due to increased contract revenue.

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

Liquidity and Capital Resources

         From 1992 through 1995, members of a private investor group purchased an aggregate of $3.6 million shares of Common Stock at a total purchase price of $8.3 million, generating net proceeds to the Company of $8.0 million, and $0.5 million aggregate principal amount of 10% demand notes, generating an equal amount of net proceeds to the Company. The demand notes were converted in 1995 into 103,000 shares of Common Stock.

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

         During April 1998, the Board of Directors approved the issuance of up to $2.0 million of convertible subordinated debentures to provide additional working capital. As of May 13, 1998, the Company had issued and sold $1,450,000 of debentures. The Company sold an additional $400,000 of debentures as of August 25, 1998. The debentures have an interest rate of 10%, are due on December 31, 1999 and are convertible into common stock of the Company at $8.50 per share. In addition, the holders were issued 100 warrants for each $1,000 of investment with an exercise price of $2.50 and a term of three years. The value of the warrants of $71,394 was determined based upon the Black Scholes Valuation Model and was recorded as additional paid-in capital. All 185,000 warrants were outstanding at December 30, 1998.

         As of December 30, 1998, the Company had $0.4 million in unrestricted cash and working capital. During February 1999, the $1.9 million the Company was required to post as collateral for a bond pending its appeal of a lawsuit was released when the trial court's judgment was reversed.

         Based upon new contract awards and backlog in early 1999, the Company believes that it will be able to fund its cash requirements for the remainder of the year from operating cash flow.

Forward-Looking Statements

         This Form 10-K includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act. All statements, other than statements of historical fact, included in this Form 10-K that addresses activities, events, or developments that the Company expects, projects, believes, or anticipates will or may occur in the future, including matters having to do with existing or future contracts, the Company's ability to fund its operations and repay debt, business strategies, expansion and growth of operations and other such matters, are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. These statements are subject to a number of assumptions, risks and uncertainties, including general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, the Company's performance on its current contracts and its success in obtaining new contracts, the Company's ability to attract and retain qualified employees, and other factors, many of which are beyond the Company's control. You are cautioned that these forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in such statements.

Year 2000 Update

         The Company evaluated its internal operating systems and software for Year 2000 compliance. Based on this analysis, the Company replaced its accounting system to ensure Year 2000 compliance.

The cost of this replacement was $25,000. The Company replaced several obsolete computers and upgraded the software on its remaining computers at an estimated cost of $20,000. The Company has reviewed its computers and remaining systems and does not foresee incurring any additional costs to make them Year 2000 compliant.

         The Company has installed and maintained an assortment of security systems for its customers. To address the issue of Year 2000 compliance, the Company has surveyed its suppliers for a status of all software and hardware purchased on behalf of its customers. The Company has communicated the results to its customers and based on the status reports, it has made recommendations on how to resolve any Year 2000 problems and issues. The Company has evaluated the cost required to upgrade security systems installed by the Company for Year 2000 compliance and has proposed solutions for its customers. Based on these evaluations and solutions, the Company has begun to upgrade several of its customers' systems as they have requested. The Company expects to complete the upgrades for its existing customers by the fourth quarter of 1999. It should be noted that the Company does not manufacture its own system components, but uses components by other vendors; therefore, there is no internal software development cost associated with the upgrades for its customers' security systems.

         Since the Company has tested its internal systems for Year 2000 compliance, the Company does not feel that a contingency plan is necessary for internal operations. The risk associated with the Company's customers' upgrade is contingent upon its completing their Year 2000 compliance and providing the Company with the documentation and equipment necessary to complete Year 2000 upgrades for its customers prior to the end of 1999. The Company has identified alternative vendors to allow it to meet any customer requirements that are deemed critical. In addition, the Company's customers can supplement their automated systems with guard services if the security system upgrades are not complete by the end of 1999.

         If the Company's suppliers were unable to provide the Company with the equipment and information necessary to upgrade the security systems, it could result in the Company's inability to provide electronic security to customers in accord with current contract terms. This could lead to termination of the contract which would result in significant loss of revenue for the Company. Based upon the responses of our vendors on the surveys, the Company does not expect this to occur and does not have a contingency plan for this responsibility.

Item 7a.  Quantive and Qualitative Disclosures About Market Risk.

         Not Applicable.

Item 8.  Financial Statements.

         The Financial Statements of the Company, together with the report thereon of Grant Thornton LLP dated March 3, 1999 are listed in Item 14(a)(1) and are included at the end of this Report on Form 10-K, beginning on page F-1, and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant.

         The information required by Item 10 is contained in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders under the captions "Directors and Nominees" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934."

Item 11.  Executive Compensation.

         The information required by Item 11 is contained in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders under the caption "Executive Compensation," and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The information required by Item 12 is contained in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders under the caption "Common Stock Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

         The information required by Item 13 is contained in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders under the caption
"Compensation Committee Interlocks and Insider Participation and Certain Transactions," and is incorporated herein by reference.

                                     Part IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a) (1) List of Financial Statements. The following is a list of the financial statements included at the end of this Report of Form 10-K beginning on page F-1:

         Report of Independent Certified Public Accountants
         Balance Sheets as of December 31, 1997 and 1998
         Statements of Operations  for the Years Ended  December 31, 1996,  1997
            and 1998
         Statement of Stockholders' Equity (Deficiency)for the Years Ended
            December 31, 1996, 1997 and 1998
         Statements of Cash Flows for the Years Ended  December 31, 1996,  1997
            and 1998
         Notes to Financial Statements

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

Exhibit
Number                                               Exhibit

3.1           Form of Restated Certificate of Incorporation1
3.2           Form of Bylaws(1)
4             Form of Rights Agreement(1)
10.1          Stock Option Plan(1)
10.2          Employment Agreement with Ronald C. Thomas(1)
10.4          Consulting Agreement with Wirt D. Walker, III(1)
11            Computation of Net Income (Loss) Per Share
23.1          Consent of Grant Thornton LLP
27            Financial Data Schedule

(1) Filed as an exhibit of the same number to the Company's registration statement on Form S-1 (File No. 333-26439) and incorporated by reference.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       STRATESEC INCORPORATED


                                        By:   /s/BARRY W. MCDANIEL
                                              Barry W. McDaniel
                                         President and Chief Operating Officer

         Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature                                                 Title                                  Date
/S/ BARRY W. MCDANIEL
--------------------------------------
Barry W. McDaniel                            President, Chief Operating                     March 30, 1999
                                             Officer
                                             (Principal Executive Officer)


/S/ WIRT D. WALKER, III                      Chairman and Director                          March 30, 1999
--------------------------------------
Wirt D. Walker, III


/S/ MISHAL YOUSEF SOUD AL SABAH
---------------------------------------
Mishal Yousef Soud Al Sabah                  Director                                       March 30, 1999


/S/ MARVIN BUSH                              Director                                       March 30, 1999
--------------------------------------
Marvin Bush

/S/ ROBERT B. SMITH, JR.                     Director                                       March 30, 1999
--------------------------------------
Robert B. Smith, Jr.


/s/ JAMES A. ABRAHAMSON                      Director                                       March 30, 1999
--------------------------------------
James A. Abrahamson


/s/ CHARLES W. ARCHER                        Director                                       March 30, 1999
---------------------------------------
Charles W. Archer

Stratesec, Incorporated

Contents

--------------------------------------------------------------------------------


Report of Independent Certified Public Accountants                     3


Financial Statements

    Balance Sheets                                                     4

    Statements of Operations                                           5

    Statements of Shareholders' Equity (Deficit)                       6

    Statements of Cash Flows                                          7-8

    Notes to Financial Statements                                     9-20


Supplemental Information

    Schedule II--Valuation and Qualifying Accounts                     22

Report of Independent Certified Public Accountants


Board of Directors and Shareholders
   Stratesec, Incorporated


We have audited the accompanying balance sheets of Stratesec, Incorporated (formerly known as Securacom, Incorporated), as of December 31, 1997 and 1998, and the related statements of operations, shareholders' equity (deficit), and cash flows for the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stratesec, Incorporated, as of December 31, 1997 and 1998, and the results of its operations and its cash flows for the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

We have also audited Schedule II of Stratesec, Incorporated, for the years ended December 31, 1996, 1997 and 1998. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


                                     GRANT THORNTON LLP

Vienna, Virginia
March 3, 1999

Stratesec, Incorporated

Balance Sheets



December 31,                                                                          1997                    1998

Assets

Current Assets
    Cash and cash equivalents                                                   $         998,312       $         442,582
    Cash--restricted                                                                    2,063,539               1,900,000
    Accounts receivable, net of allowance for doubtful
      accounts of $49,000 in 1997 and $303,000 in 1998                                  3,330,542               1,297,176
    Costs and estimated earnings in excess of billings on
      uncompleted contracts                                                             2,108,134               1,440,485
    Inventory, net of allowance in 1998 of $184,000                                       598,415                  57,058
    Prepaid expenses                                                                      140,870                 171,404
                                                                                -----------------       -----------------
Total Current Assets                                                                    9,239,812               5,308,705

Property and Equipment, net                                                               740,156                 460,932

Other Assets                                                                              128,414                  58,099
                                                                                -----------------       -----------------
                                                                                $      10,108,382       $       5,827,736
                                                                                =================       =================
Liabilities and Shareholders' Equity

Current Liabilities
    Current maturities of capital lease obligations                             $          51,100       $          68,672
    Accounts payable                                                                    1,997,014               1,455,840
    Billings in excess of costs and estimated earnings
      on uncompleted contracts                                                             69,734                 102,132
    Accrued expenses and other                                                          2,938,789               1,008,955
    Notes payable                                                                              -                1,802,404
                                                                                -----------------       -----------------
Total Current Liabilities                                                               5,056,637               4,438,003

Long-Term Liabilities
    Capital lease obligations, less current maturities                                    196,285                 167,430

Commitments and Contingencies                                                                  -                       -

Shareholders' Equity
    Common stock, $.01 par value per share;
      authorized 20,000,000 shares; issued
      and outstanding, 6,103,522 shares in
      1997 and issued 6,103,522 and
      5,973,522 outstanding shares in 1998                                                 61,035                  61,035
    Treasury stock; 130,000 shares                                                             -                 (181,851)
    Additional paid-in capital                                                         21,072,430              21,143,824
    Accumulated deficit                                                               (16,278,005)            (19,800,705)
                                                                                -----------------       -----------------
                                                                                        4,855,460               1,222,303
                                                                                -----------------       -----------------
                                                                                $      10,108,382       $       5,827,736
                                                                                =================       =================


      The accompanying notes are an integral part of these statements.

Stratesec, Incorporated

Statements of Operations


Year ended December 31,                                        1996                     1997                    1998
                                                       ------------------       -----------------       -----------------
Earned Revenue                                         $        5,824,448       $      12,132,924       $       6,624,523
Cost of Earned Revenue                                          4,416,386               9,806,681               4,792,838
Provision for Contract Adjustment                                      -                      -                 2,491,156
                                                       ------------------       -----------------       -----------------
Gross Profit (Loss)                                             1,408,062               2,326,243                (659,471)

Selling, General and Administrative
    Expenses                                                    3,700,698               3,755,965               4,426,339
Provision (Recovery) for Legal Judgment                                -                2,200,000              (1,655,000)
                                                       ------------------       -----------------       -----------------
Operating Loss                                                 (2,292,636)             (3,629,722)             (3,430,810)

Loss on Sale of Equipment                                              -                       -                  (45,000)
Interest and Financing Fees                                      (241,716)               (514,891)               (180,184)
Interest and Other Income                                          21,519                  88,873                 133,294
                                                       ------------------       -----------------       -----------------

Net Loss                                               $       (2,512,833)      $      (4,055,740)      $      (3,522,700)
                                                       ==================       =================       =================

Basic and Diluted Net Loss Per Share                   $             (.58)      $            (.85)                   (.58)
                                                       ==================       =================       =================

Weighted-Average Shares Outstanding                             4,306,000               4,792,000               6,068,000
                                                       ==================       =================       =================


      The accompanying notes are an integral part of these statements.

Stratesec, Incorporated

Statements of Cash Flows


Year ended December 31,                                         1996                    1997                    1998
Cash Flows from Operating Activities
    Net loss                                             $     (2,512,833)     $       (4,055,740)     $       (3,522,700)
                                                         ----------------      ------------------      ------------------
    Adjustments to reconcile net loss
      to net cash used in operating activities
        Provision (recovery) for legal judgment                        -                2,200,000              (1,655,000)
        Provision for bad debts and obsolete
          inventory                                                    -                    6,000                 437,038
        Depreciation and amortization                              91,859                 143,298                 135,957
        Loss on sale of equipment                                      -                       -                   44,746
        Noncash compensation                                       28,000                      -                       -
        Amortization of debt discount                               5,000                 171,000                  23,798
        Changes in assets and liabilities
          (Increase) decrease in restricted cash                       -               (2,063,539)                163,539
          (Increase) decrease in accounts receivable             (622,283)             (1,559,086)              1,779,955
          (Increase) decrease in cost and
             estimated earnings in excess of
             billings on uncompleted contracts                   (368,169)               (959,574)                667,649
          (Increase) decrease in inventory                             -                 (598,415)                357,728
          Increase in prepaid expenses and other                  (20,931)                (19,933)                (30,534)
          (Increase) decrease in other assets                      (1,915)                 67,389                  70,315
          Increase (decrease) in accounts payable               1,921,291                (742,257)               (541,174)
          (Decrease) increase in billings in excess
             of costs and estimated earnings on
             uncompleted contracts                               (338,875)                (33,450)                 32,398
          Increase (decrease) in accrued expenses
             and other                                            212,999                  97,283                (274,833)
                                                         ----------------      ------------------      ------------------
Total Adjustments                                                 906,976              (3,291,284)              1,211,582
                                                         ----------------      ------------------      ------------------
Net Cash Used in Operating Activities                          (1,605,857)             (7,347,024)             (2,311,118)
                                                         ----------------      ------------------      ------------------
Cash Flows from Investing Activities
    Sale of equipment                                                  -                       -                  240,000
    Acquisition of plant and equipment                           (396,460)                (24,787)                (92,087)
                                                         ----------------      ------------------      ------------------
Net Cash (Used in) Provided by
    Investing Activities                                         (396,460)                (24,787)                147,913
                                                         ----------------      ------------------      ------------------
Cash Flows from Financing Activities
    Proceeds from notes payable and warrants                    2,050,000                 700,000               1,850,000
    Purchase of treasury stock                                         -                       -                 (181,851)
    Principal payments on notes payable
      to shareholder                                             (200,000)             (3,350,000)                     -
    Principal payments of capital lease obligations               (17,686)                (34,144)                (60,674)
    Proceeds from issuance of common stock
      and exercise of warrants                                    224,000              11,256,837                      -
    Common stock issuance costs                                        -                 (811,910)                     -
                                                         ----------------      ------------------      ------------------
Net Cash Provided by Financing Activities                       2,056,314               7,760,783               1,607,475
                                                         ----------------      ------------------      ------------------

Stratesec, Incorporated

Statements of Cash Flows--Continued



Year ended December 31,                                        1996                     1997                    1998

Net Increase (Decrease) in Cash and
    Cash Equivalents                                               53,997                 388,972                (555,730)

Cash and Cash Equivalents at
    Beginning of Year                                             555,345                 609,342                 998,312
                                                         ----------------      ------------------      ------------------

Cash and Cash Equivalents at End of Year                          609,342       $         998,314       $         442,582
                                                         ================      ==================      ==================
Supplemental Disclosures of Cash Flow Information:

Cash Paid During the Year For--
    Interest                                           $          165,000       $         385,000       $          70,000
    Income taxes                                                    7,000                  30,000                      -

During 1997 and 1998, the Company acquired equipment totaling approximately $144,000 and $50,000, respectively, through capital lease transactions.




















      The accompanying notes are an integral part of these statements.

Stratesec, Incorporated

Notes to Financial Statements
--------------------------------------------------------------------------------
December 31, 1997 and 1998
--------------------------------------------------------------------------------


NOTE A--BUSINESS AND SUMMARY OF ACCOUNTING POLICIES


    Stratesec, Incorporated (the Company), formerly known as Securacom, Incorporated, is a provider of comprehensive security solutions for large commercial and government facilities worldwide. At December 31, 1996, the Company was approximately 91 percent owned by KuwAm Corporation: two private investment partnerships of which KuwAm serves as general partner, Special Situations Investment Holdings, Ltd., and Special Situations Investment Holdings L.P. II; and certain individual limited partners of the investment partnerships (the KuwAm Group). On October 1, 1997, the Company completed an initial public offering and sold 1,400,000 shares of common stock and the KuwAm Group sold 808,000 shares of stock. At December 31, 1997 and 1998, the KuwAm Group owns approximately 53 percent and 31 percent of the Company, respectively.

    A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

    Revenue Recognition

    The Company derives its revenue principally from long-term contracts which are generally on a fixed-price basis. Earnings are recognized on the basis of the Company's estimates of the percentage of completion of individual contracts, whereby total estimated income is earned based upon the proportion that costs incurred bear to the Company's estimate of total contract costs.

    The percentage of completion of individual contracts includes management's best estimates of the amounts expected to be realized on the contracts. It is at least reasonably possible that the amounts the Company will ultimately realize could differ materially in the near term from the amounts estimated in arriving at the earned revenue and costs and earnings in excess of billings on uncompleted contracts.

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

    The asset "costs and estimated earnings in excess of billings on uncompleted contracts" represents revenue recognized in excess of amounts billed to clients. The liability "billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenue recognized.

    Cash and Cash Equivalents

    The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

    Inventory

    Inventory consisting of equipment held for sale is stated at the lower of cost or market, with cost being determined by the first-in, first-out method.

Stratesec, Incorporated

Notes to Financial Statements--Continued
--------------------------------------------------------------------------------
December 31, 1997 and 1998
--------------------------------------------------------------------------------


NOTE A--BUSINESS AND SUMMARY OF ACCOUNTING POLICIES--Continued


    Plant and Equipment

    Plant and equipment are stated at cost. Depreciation is provided using the straight-line method based on the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the economic life of the improvements or the lease term.

    Income Taxes

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income
    Taxes." SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

    Use of Estimates

    In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In addition, the Company estimates an allowance for doubtful accounts based on the creditworthiness of its clients, as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimate.

    Concentrations of Credit Risk and Fair Value of Financial Instruments

    The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash, money market funds and trade accounts receivable. The Company places its cash and money market funds with high credit quality institutions. In general, such investments exceed the FDIC insurance limit.

    The Company provides credit to its clients in the normal course of business. The Company routinely assesses the financial strength of its clients and, as a consequence, believes its trade accounts receivable exposure is limited.

    The carrying value of financial instruments potentially subject to valuation risk (principally consisting of cash, accounts receivable and accounts payable) approximates fair market value.

Stratesec, Incorporated

Notes to Financial Statements--Continued
--------------------------------------------------------------------------------
December 31, 1997 and 1998
--------------------------------------------------------------------------------


NOTE A--BUSINESS AND SUMMARY OF ACCOUNTING POLICIES--Continued


    Loss Per Share

    The Company has adopted SFAS No. 128, "Earnings Per Share" (EPS), which requires public companies to present basic earnings per share and, if applicable, diluted earnings per share. Basic EPS is based on the weighted-average number of common shares outstanding without consideration of common stock equivalents. Diluted earnings per share is based on the weighted-average number of common and common equivalent shares outstanding. When dilutive, the calculation takes into account the shares that may be issued upon exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the year.

    Stock options and warrants have not been included in the calculation of diluted earnings per share as their inclusion would be antidilutive.

--------------------------------------------------------------------------------

NOTE B--OPERATIONS


    As shown in the accompanying financial statements, the Company has incurred recurring operating losses and has an accumulated deficit of $19,800,705 at December 31, 1998. In such circumstances, the Company's continued existence is dependent upon its ability to generate profitable operations and, if necessary, secure financing to fund future operations. Management is addressing these matters by cutting overhead expenses and reorganizing the Company's management structure. The Company anticipates that existing cash and cash equivalents generated from 1999 operations will be sufficient to meet its working capital needs. The Company has, in the past, been able to secure additional financing to meet its operating requirements, although there can be no assurance that it will be able to continue doing so.

--------------------------------------------------------------------------------

NOTE C--COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

    Costs and estimated earnings on uncompleted contracts are as follows at December 31:

                                                1997                1998
                                           -------------       -------------
    Costs incurred on contracts            $  14,229,410       $  18,988,832
    Estimated earnings                         3,473,560           5,289,572
                                           -------------       -------------
                                              17,702,970          24,278,404
    Less billings to date                     15,664,570          22,940,051
                                           -------------       -------------
                                           $   2,038,400       $   1,338,353
                                           =============       =============

Stratesec, Incorporated

Notes to Financial Statements--Continued
--------------------------------------------------------------------------------
December 31, 1997 and 1998
--------------------------------------------------------------------------------

NOTE C--COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS
                --Continued


    In addition, included in accounts receivable at December 31, 1997 and 1998, were retainages of approximately $648,000 and $45,000, respectively, which are anticipated to be collected within one year. Included in accounts payable at December 31, 1997 and 1998, were retainages of approximately $111,000 and $-0-, respectively.

    During the third quarter of 1998, the Company negotiated a final settlement on a major contract. As a result of the adjustments, revenue and gross margin for 1998 were reduced by $2,491,000.

    During the fourth quarter of 1997, the Company revised its estimate of cost to complete on several contracts. As a result of the adjustments, revenue and gross margin for 1997 were reduced by $1,248,000.

    In February 1996, the Company negotiated a final settlement on a major contract with the Tennessee Valley Authority. As a result, the Company wrote off approximately $238,000 of amounts owed to a subcontractor and reduced cost of earned revenues.


--------------------------------------------------------------------------------

NOTE D--PROPERTY AND EQUIPMENT

    Property and equipment are summarized as follows at December 31:

                                                             1997                     1998              Useful Life
                                                       ------------------       -----------------      -------------
       Cars                                            $               -        $          27,492       3 years
       Computer equipment                                         249,158                 277,263       5 years
       Equipment and fixtures                                     508,034                 565,128       10 years
       Aircraft                                                   335,000                      -        10 years
       Leasehold improvements                                      68,739                  68,739       5 years
       Computer software                                               -                   28,787       3 years
                                                       ------------------       -----------------
                                                                1,160,931                 967,409

       Less: Accumulated depreciation
          and amortization                                        420,775                 506,477
                                                       ------------------       -----------------
                                                       $          740,156       $         460,932
                                                       ==================       =================

Stratesec, Incorporated

Notes to Financial Statements--Continued
--------------------------------------------------------------------------------
December 31, 1997 and 1998
--------------------------------------------------------------------------------


NOTE E--NOTES PAYABLE


    During the years ended December 31, 1996 and 1997, the Company issued subordinated debentures to the KuwAm Group totaling $3,250,000, with 478,580 of warrants to purchase common stock of the Company at $7.00 per share. The debentures bore interest at 10 percent and were repaid in full from the proceeds of the initial public offering. The value of the warrants of $176,000 was determined based upon an appraisal of the securities by an independent firm and was recorded as additional paid-in capital. All 478,580 warrants are outstanding at December 31, 1998.

    During April 1998, the Company's board of directors approved issuance of up to $2 million in convertible subordinated debentures in an effort to provide additional working capital. As of December 31, 1998, the Company had sold $1,850,000 of these debentures to related parties with 185,000 warrants attached to purchase common stock of the Company at $2.50 per share. The debentures bear interest at 10 percent semiannually. The value of the warrants was $71,393 at issuance and was determined by the Company, using the Black-Scholes valuation model and was recorded as additional paid-in capital. All 185,000 warrants are outstanding at December 31, 1998. In addition, the debentures are convertible into the Company stock at $8.50 per share.

    Interest expense on the notes amounted to approximately $125,000, $413,000 and $136,000 (including $5,000, $171,000 and $24,000 of amortization of debt discount) for the years ended December 31, 1996, 1997 and 1998, respectively. During February 1999, the Company paid $920,000 of the outstanding $1,850,000 debt at December 31, 1998.


--------------------------------------------------------------------------------

NOTE F--ACCRUED EXPENSES

    Accrued expenses and other are summarized as follows for the year ended December 31:

                                                         1997          1998
                                                   ------------    ------------
    Legal judgment                                 $  2,200,000    $    262,290
    Payroll                                             273,877          78,419
    Employee expense reimbursements                      62,607              -
    Professional fees                                    45,745          34,796
    Deferred rent obligation                             56,515          54,504
    Sales tax                                            54,618          90,221
    Interest and foreign tax                            140,423         227,656
    Other                                               105,004         261,069
                                                   ------------    ------------
                                                   $  2,938,789    $  1,008,955
                                                   ============    ============

Stratesec, Incorporated

Notes to Financial Statements--Continued
--------------------------------------------------------------------------------
December 31, 1997 and 1998
--------------------------------------------------------------------------------

NOTE G--OBLIGATIONS UNDER CAPITAL LEASE AGREEMENTS

    The Company has entered into various capital lease agreements for equipment with a cost of approximately $293,000 and $342,000 at December 31, 1997 and 1998, respectively. The leases expire at various times through 2002. The related future minimum lease payments, as of December 31, 1998, are as follows:

           Year ending December 31,


                      1999                                        $     103,325
                      2000                                              106,048
                      2001                                               70,399
                      2002                                               25,813
                      2003                                                   -
                                                                  -------------
                                                                        305,585

                      Amount representing interest                      (69,483)
                                                                  -------------
                                                                  $     236,102
                                                                  =============
    The net book value of assets held under capitalized leases at December 31, 1998, was $209,505.


--------------------------------------------------------------------------------

NOTE H--RELATED PARTY TRANSACTIONS

    The Company had agreements (the Agreements) with KuwAm Corporation (KuwAm) whereby the Company paid a fee of 5 percent of the capital raised from the private sale of common stock and subordinated debentures under the Agreements. The Company incurred approximately $103,000, $35,000 and $-0- of investment banking fees under the Agreements during 1996, 1997 and 1998, respectively, which have been recorded as a reduction of proceeds from sales of equity securities and interest and financing fees for sales of subordinated debentures.

    The Company issued subordinated debentures in the amount of $1,850,000 with 185,000 warrants attached and incurred related interest to the KuwAm Corporation and other related parties of $180,992 as of December 31, 1998.

    During 1998, the Company sold its aircraft, which had a book value of $335,000 and accumulated depreciation of approximately $50,000, to a related party for $240,000 in cash. The Company recorded a loss of approximately $45,000 on the sale.

    During 1997, of the total $3,350,000 proceeds received from the issuance of notes payable, the Company invested $700,000 in a limited partnership interest of Special Situations Investment Holdings, Ltd. (SSIH) recorded at cost which was deemed to be equivalent to fair market value. At the conclusion of the initial public offering, SSIH redeemed the limited partnership interest at $700,000 plus interest.

Stratesec, Incorporated

Notes to Financial Statements--Continued
--------------------------------------------------------------------------------
December 31, 1997 and 1998
--------------------------------------------------------------------------------

NOTE I--INITIAL PUBLIC OFFERING

    On October 1, 1997, the Company completed an initial public offering of 1,400,000 shares of its common stock, par value $.01 per share (common stock), at an initial offering price of $8.50 per share. In addition, the majority shareholder sold 808,000 shares at $8.50 per share. The net proceeds from the offering to the Company were approximately $9,735,000. On October 7, 1997, the Company issued to the underwriter, at a purchase price of $0.001 per warrant, warrants to purchase up to an aggregate of 140,000 shares of common stock at an exercise price of $13.18 per share, all of which are outstanding at December 31, 1998.

--------------------------------------------------------------------------------

NOTE J--EMPLOYEE STOCK WARRANTS AND OPTIONS

    In 1997, the board of directors approved the adoption of the 1997 Stock Option Plan. The 1997 Stock Option Plan provides for the grant of nonqualified options to purchase up to 500,000 shares of the Company's common stock. Options may be granted to employees, officers, directors and consultants of the Company for the purchase of common stock of the Company at a price not less than the fair market value of the common stock on the date of the grant. In December 1997, 15,000 options were issued to a new director at $8.625 per share. In February 1998, the Company issued to employees and directors an additional 180,000 options at $2.375 per share. In June and September 1998, 145,000 and 20,000 additional options, respectively, were issued to employees and directors at $1.50 per share.

    During 1996, the Company granted nonqualified options to purchase shares of the Company's stock. The options were granted on a discretionary basis. In January 1996, 50,000 options were granted, and in June 1996, 75,000 options were granted. All 1996 options expire in 1999.

    The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in measuring compensation expense for its stock warrants and options. Under APB No. 25, because the exercise price of the Company's employee stock warrants and options is not less than the fair market value of the underlying stock on the date of grant, no compensation expense is recognized. However, SFAS No. 123, "Accounting for Stock-Based Compensation," requires presentation of pro forma net income and earnings per share as if the Company had accounted for its employee stock warrants and options, granted subsequent to December 31, 1994, under the fair value method of that statement. For purposes of pro forma disclosure, the estimated fair value of the warrants and options is amortized to expense over the vesting period. Under the fair value method, the Company's net loss in 1998 would have increased by $109,000 or $.01 per share on a basic and diluted basis. Under the fair value method, the Company's net loss in 1997 would have increased by $60,000 or $.01 per share on a basic and diluted basis. Under the fair value method, in 1996, the Company's net loss would not have had a material change.

    The weighted-average fair value of the individual warrants and options granted during 1996, 1997 and 1998 is estimated as $.04, $1.13 and $.29, respectively, on the date of grant. The fair values were determined using a Black-Scholes option-pricing model with the following assumptions:

Stratesec, Incorporated

Notes to Financial Statements--Continued
--------------------------------------------------------------------------------
December 31, 1997 and 1998
--------------------------------------------------------------------------------

NOTE J--EMPLOYEE STOCK WARRANTS AND OPTIONS--Continued


                                                            1996                     1997                    1998
    Dividend yield                                            -                       -                       -
    Volatility                                                50%                     50%                     50%
    Risk-free interest rate                                 6.06                    6.18                     5.5
    Forfeiture rate                                           -                       -                       -
    Expected life                                         3 years                 3 years                 3 years

    Stock warrant and option activity during 1996-1998 is summarized below:

                                                              Shares of Common             Weighted-
                                                              Stock Attributable         Average Exercise
                                                                 to Warrants             Price of Warrants
                                                                 and Options              and Options

    Unexercised at January 1, 1996                                  1,012,375                 $       2.36

       Granted                                                        400,797                         6.58
       Exercised                                                      480,457                          .53
       Expired                                                         48,333                         5.41
                                                               --------------                 ------------
    Unexercised at December 31, 1996                                  884,382                         5.10

       Granted                                                        200,000                         7.12
       Exercised                                                      269,382                         2.63
       Expired                                                        100,000                         6.50
                                                               --------------                 ------------
    Unexercised at December 31, 1997                                  715,000                         6.39

       Granted                                                        505,000                         2.06
       Exercised                                                           -                          -
       Expired                                                        610,000                         4.82
                                                               --------------                 ------------
    Unexercised at December 31, 1998                                  610,000                         4.87
                                                               ==============                 ============

Stratesec, Incorporated

--------------------------------------------------------------------------------
December 31, 1997 and 1998
--------------------------------------------------------------------------------

NOTE J--EMPLOYEE STOCK WARRANTS AND OPTIONS--Continued

    The following table summarizes information concerning outstanding and exercisable warrants and options at December 31, 1998:

                                                       Weighted-Average
                                                          Remaining             Warrants and
                                      Number             Contractual              Options
            Exercise Price           Outstanding         Life (Years)           Exercisable
         $         7.00                 250,000               .75               125,000
                   8.625                 15,000              2.05                 5,000
                   2.375                180,000              2.19                    -
                   1.50                 165,000              2.56                    -

    During the year ended December 31, 1996, the president of the Company exercised warrants for the purchase of 53,320 shares of common stock at an exercise price of $.53 per share. Since no amount was paid upon exercise of the warrants, the Company recorded compensation expense of $28,000.

--------------------------------------------------------------------------------

NOTE K--INCOME TAXES


    Deferred  tax  attributes   resulting  from  differences  between  financial
    accounting amounts and tax bases of assets and liabilities at December 31, 1997 and 1998, follow:

                                                                                      1997                    1998
                                                                                -----------------       -----------------
    Current assets and liabilities
        Allowance for doubtful accounts                                         $          19,000       $         121,000
        Accrued vacation pay and other                                                     49,000                  53,000
        Provision for legal judgment                                                      880,000                 218,000
        Inventory allowance                                                                    -                   74,000
                                                                                -----------------       -----------------
                                                                                          948,000                 466,000
        Valuation allowance                                                              (948,000)               (466,000)
                                                                                -----------------       -----------------
    Net current deferred tax asset (liability)                                  $              -        $              -
                                                                                -----------------       -----------------
        Noncurrent assets and liabilities
        Depreciation                                                            $         (71,000)      $         (88,000)
        Net operating loss carryforward                                                 5,499,000               7,484,000
                                                                                -----------------       -----------------
                                                                                        5,428,000               7,396,000
    Valuation allowance                                                                (5,428,000)             (7,396,000)
                                                                                -----------------       -----------------
    Noncurrent deferred tax asset (liability)                                   $              -        $              -
                                                                                =================       =================

Stratesec, Incorporated

Notes to Financial Statements--Continued
--------------------------------------------------------------------------------
December 31, 1997 and 1998
--------------------------------------------------------------------------------

NOTE K--INCOME TAXES--Continued

    The valuation allowance has been established for those loss carryforwards and temporary differences which are not presently considered likely to be realized.

    The provision for income taxes differs from the effective tax rate used in the financial statements as a result of current year net operating losses, the benefit of which has not been recognized in the current year.

    As of December 31, 1998, the Company has net operating loss carryforwards of approximately $18,700,000, which expire in 2002 through 2018.

    In 1992, a major stockholder of the Company significantly increased his ownership of the Company. As a result of a complex set of rules limiting the utilization of net operating loss carryforwards in tax years following a corporate ownership change (enacted in the Tax Reform Act of 1986), the ability of the Company to utilize net operating losses of approximately $3.5 million may be limited.

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


--------------------------------------------------------------------------------

NOTE L--EMPLOYEE BENEFIT ARRANGEMENTS

    The Company established a contributory employee savings plan under Section 401(k) of the Internal Revenue Code. The Company contributes amounts to individual participant accounts based on specific provisions of the plan. The cost to the Company for the employer match under the plan was approximately $13,000, $17,000 and $16,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

--------------------------------------------------------------------------------

NOTE M--COMMITMENTS AND CONTINGENCIES

    Leases

    The Company conducts all its operations from leased facilities consisting of its corporate headquarters and branch office locations. All facility leases are classified as operating leases with terms ranging from one to five years.

Stratesec, Incorporated

Notes to Financial Statements--Continued
--------------------------------------------------------------------------------
December 31, 1997 and 1998
--------------------------------------------------------------------------------

NOTE M--COMMITMENTS AND CONTINGENCIES--Continued

    The following is a schedule by years of approximate future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1998:

         Year ending December 31,


                      1999                                     $      226,000
                      2000                                            159,000
                      2001                                            118,000
                      2002                                             88,000
                      2003                                             12,000
                                                               --------------
                                                               $      603,000
                                                               ==============

    Rent expense for the years ended December 31, 1996, 1997 and 1998 was approximately $286,000, $248,000 and $345,000, respectively.

    Employment and Consulting Agreements

    In 1998, the Company entered into employment agreements with its executive vice president which provides for annual base salaries of $150,000. The agreements provide for an additional payment equal to three times the annual base salary if the executive is terminated due to a change in control as defined in the agreement. The Company also entered into a consulting agreement with its chairman (who is also managing partner of KuwAm Corporation) which provides for an annual consulting fee of $145,000 through March 31, 2002. As of February 1998, the annual base salaries under these agreements were reduced by 10 percent.

--------------------------------------------------------------------------------

NOTE N--SUBSEQUENT EVENT

    In January 1999, the Company received a favorable judgment in its appeal regarding litigation arising from its trademark case in 1997. This subsequent event resulted in the reversal of its accrued expenses of $1,655,000, net of $245,000 in previously awarded attorney fees which have been remanded to the state court. The Company had restricted cash of $1,900,000 related to this judgment at December 31, 1998, which was released in February 1999.

    Subsequent to year-end, the Company purchased 95,000 shares of common stock worth approximately $200,000.

Stratesec, Incorporated
Notes to Financial Statements--Continued
--------------------------------------------------------------------------------
December 31, 1997 and 1998
--------------------------------------------------------------------------------

NOTE O--SIGNIFICANT CLIENTS

    During the year ended December 31, 1996, contracts with four clients accounted for approximately 22 percent, 14 percent and 11 percent of earned revenue. For the year ended December 31, 1997, two clients accounted for approximately 55 percent and 20 percent of earned revenue. During the year ended December 31, 1998, contracts with three clients accounted for approximately 35 percent, 20 percent and 9 percent of earned revenue.

                             STRATESEC Incorporated

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS




                                                                        Additions
                                                                (1)                 (2)
                                                                                Charged to
                                            Balance at      Charged to             other                                Balance at
                                             beginning       costs and          accounts -         Deductions -           end of
         Description                         of period       expenses           (describe)          (describe)            period

Year ended December 31, 1998
    Allowance for doubtful accounts         $  49,000         $253,000                    -            $      -         $ 302,000
                                             ========         ========                                  =======          ========

Inventory Reserve                           $                 $183,000                    -            $      -         $ 183,000
                                             ========         ========                                  =======          ========
Year ended December 31, 1997
    Allowance for doubtful accounts         $  42,000         $ 43,000                    -            $(36,000) (A)    $  49,000
                                             ========         ========                                  =======          ========

Year ended December 31, 1996
    Allowance for doubtful accounts          $120,000                -                    -            $(78,000) (A)    $  42,000
                                              =======         ========                                  =======          ========




----------

(A) Uncollectible accounts written off.