Form 10-Q
period 1999-03-31
STRATESEC INC
filed 1999-05-11
CIK 1037453

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 1999

                         Commission File Number: 1-13427



                             STRATESEC INCORPORATED

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


                    Yes      X         No


There were 5,878,522 shares of Common Stock, par value $0.01 per share, outstanding at May 5, 1999.

STRATESEC INCORPORATED

Quarter ended March 31, 1999

Index
--------------------------------------------------------------------------------


                                                                                                              Page
Part I.  Financial information

   Item 1.  Financial Statements...........................................................................    3

      Balance Sheets as of December 31, 1998 and March 31, 1999
      (unaudited)..........................................................................................    3

      Statements of Operations for the three months ended
      March 31, 1998 and 1999 (unaudited)..................................................................    4

      Statements of Cash Flows for the three months
      ended March 31, 1998 and 1999 (unaudited)............................................................    5

      Notes to Financial Statements........................................................................    6

   Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations.................................................    7

Part II.  Other information

   Item 1.   Legal Proceedings.............................................................................   11

   Item 6.   Exhibits and Reports on Form 8-K..............................................................   11

   Signature...............................................................................................   12

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                             STRATESEC INCORPORATED
                                 BALANCE SHEETS

                                                                                   December 31,     March 31,
                                                                                       1998*          1999
                                                                                                   (Unaudited)
        ASSETS
Current assets:
   Cash and cash equivalents..................................................   $      442,582  $      165,117
   Cash-restricted............................................................        1,900,000              --
   Accounts receivable, net of allowance for doubtful
     accounts of $303,000 in 1998 and 1999....................................        1,297,176       1,585,905
   Costs and estimated earnings in excess of billings on
     uncompleted contracts....................................................        1,440,485       1,420,869
   Inventory..................................................................           57,058         338,919
   Prepaid expenses and other.................................................          171,404          45,911
                                                                                 --------------  --------------
        Total currents assets.................................................        5,308,705       3,556,720
Plant and equipment, net......................................................          460,932         433,750
Other assets..................................................................           58,099          58,026
                                                                                 --------------  --------------
                                                                                 $    5,827,736  $    4,048,496
                                                                                 ==============  ==============

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
   Current maturities of capital lease obligations............................   $       68,672  $       68,672
   Accounts payable...........................................................        1,455,840       1,166,983
   Billings in excess of costs and estimated earnings on
     uncompleted contracts....................................................          102,132          89,460
   Accrued expenses and other.................................................        1,008,955         938,396
   Notes payable..............................................................        1,802,404         894,303
                                                                                 --------------  --------------
        Total current liabilities.............................................   $    4,438,003  $    3,157,814

Long-term liabilities:
   Capital lease obligations, less current maturities.........................          167,430         156,202

Shareholders' equity (deficiency):
   Common stock, $0.01 par value per share; authorized
     20,000,000  shares;  issued 6,103,502 and 5,973,522  outstanding  shares in
     1998 and 5,878,522 shares
     outstanding in 1999......................................................           61,035          61,035
   Treasury stock.............................................................         (181,851)       (377,028)
   Additional paid-in capital.................................................       21,143,824      21,143,824
   Accumulated deficit........................................................      (19,800,705)    (20,093,351)
                                                                                 --------------  --------------
     Total shareholders' equity...............................................        1,222,303         734,480
                                                                                 --------------  --------------
     Total liabilities & shareholders' equity.................................   $    5,827,736  $    4,048,496
                                                                                 ==============  ==============

*    Derived from audited financial statements as of December 31, 1998.

   The  accompanying  notes are an integral  part of these statements.

                             STRATESEC INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                      1998            1999
                                                                                 --------------  --------------
Earned revenues...............................................................   $    1,320,414  $    1,510,597
Cost of earned revenues.......................................................        1,106,363       1,181,397
                                                                                 --------------  --------------

   Gross profit...............................................................          214,051         329,200

Selling, general and administrative
   expenses...................................................................        1,073,039         578,022
                                                                                 --------------  --------------

Operating income (loss).......................................................         (858,988)       (248,822)

Loss on sale of plant and equipment...........................................          (37,839)             --
Interest and financing fees...................................................          (12,808)        (55,989)
Interest and other income.....................................................            7,198          12,165
                                                                                 --------------  --------------

Net income (loss).............................................................   $     (902,437) $     (292,646)
                                                                                 ==============  ==============

Net income (loss) per share - basic
   and diluted................................................................   $        (0.15) $        (0.05)
                                                                                 ==============  ==============

Weighted average common shares
   outstanding................................................................        6,103,522       5,983,457
                                                                                 ==============  ==============



         The  accompanying  notes are an integral  part of these statements.

                             STRATESEC INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                      1998            1999
                                                                                  -------------  -------------
Cash flows from operating activities:
   Net income (loss)............................................................  $   (902,437)  $     (292,646)
                                                                                  ------------   --------------
Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
     Depreciation and amortization..............................................        39,636           36,673
     Loss of sale of plant and equipment........................................        37,839               --
     Amortization of debt discount..............................................            --           11,899
Changes in operating assets and liabilities:
   Provision (recovery) for legal judgment......................................            --        1,900,000
   Accounts receivable..........................................................       975,277         (288,729)
   Inventory (Material Stores on Site)..........................................            --         (159,410)
Costs and estimated earnings in excess of
     billings on uncompleted contracts..........................................      (301,477)          19,615
   Prepaid expenses and other...................................................        (9,811)           3,136
   Other assets.................................................................        (6,571)              --
   Accounts payable.............................................................      (281,236)        (288,857)
   Billings in excess of costs and estimated
     earnings on uncompleted contracts..........................................        26,459          (12,672)
   Accrued expenses and other...................................................      (373,094)         (70,559)
                                                                                  ------------   --------------
       Total adjustments........................................................       107,052        1,151,097
                                                                                  ------------   --------------
       Net cash from operating activities.......................................      (995,385)         858,451
                                                                                  ------------   --------------

Cash flows from investing activities:
   Sale of plant and equipment..................................................       240,000               --
   Acquisition of plant and equipment...........................................       (18,425)          (9,511)
                                                                                  ------------   --------------
   Net cash used by investing activities........................................       221,575           (9,511)
                                                                                  ------------   --------------

Cash flows from financing activities:
   Proceeds from notes payable..................................................            --         (920,000)
   Purchase of treasury stock...................................................            --         (195,177)
   Principal payments on notes payable--shareholders.............................
   Principal payments of capital lease
     obligations................................................................       (12,041)         (11,228)
                                                                                  ------------   --------------
   Net cash provided by financing activities....................................       (12,041)      (1,126,405)
                                                                                  ------------   --------------
Net (decrease) in cash and cash equivalents.....................................      (585,851)        (277,465)
Cash and cash equivalents at beginning of period................................       998,312          442,582
                                                                                  ------------   --------------
Cash and cash equivalents at end of period......................................  $    412,461   $      165,117
                                                                                  ============   ==============



        The  accompanying  notes are an integral  part of these statements.

                          NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation

         The unaudited balance sheet as of March 31, 1999 and the unaudited statement of operations and statements of cash flows for the three months ended March 31, 1998 and 1999 are condensed financial statements in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they omit certain information included in complete financial statements and should be read in conjunction with the financial statements and notes contained in a Form 10-K which the Company filed with the Securities and Exchange Commission on March 30, 1999.

         In the opinion of the Company, the unaudited financial statements at March 31, 1999 and for the three months ended March 31, 1998 and 1999, include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for such periods. Results of operations for the three months ended March 31, 1999 are not necessarily indicative of results to be expected for the full year.

2.  Costs and Estimated Earnings on Uncompleted Contracts

         Costs and estimated earnings on uncompleted contracts at December 31, 1998 and March 31, 1999 which are expected to be collected within one year are as follows:

                                                                                  December 31,       March 31,
                                                                                      1998             1999
                                                                                ---------------  ---------------
Costs incurred on contracts..................................................   $    18,988,832  $    20,170,228
Estimated earnings...........................................................         5,289,572        5,538,915
                                                                                ---------------  ---------------
                                                                                     24,278,404       25,754,143
Less billings to date........................................................        22,940,051       24,422,743
                                                                                ---------------  ---------------
                                                                                $     1,338,353  $     1,331,409
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

         The first quarter of 1999 was a successful quarter in terms of generation of new business. The Company was notified that it had been selected for over $5 million in new business that is scheduled to be performed during 1999. In addition to work for existing customers, the new awards include work for several new major corporate clients. As previously disclosed, the maintenance contract with the Metropolitan Washington Airport Authority was awarded to another company in January 1999. Although the Company's work for that customer, which accounted for a substantial portion of its first quarter revenues, was completed in April 1999, the loss of this work has been more than offset by the awards of new work during the first quarter. As of March 31, 1999, the Company's backlog was approximately $5.0 million, as compared with backlog of $4.0 million at December 31, 1998. Backlog consists of confirmed orders, including the balance of projects for which the Company has been notified it is the successful bidder even though a binding agreement has not been executed.

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

         Clients are invoiced based upon negotiated payment terms for each individual contract. Terms usually include a 25% down payment and the balance as stages of the work are completed. Maintenance contracts are billed either in advance, monthly, or quarterly, As a result, the Company records as an asset, costs and estimated earnings in excess of billings and as a liability, billings in excess of costs and estimated earnings.

Results of Operations

         The  following  table sets  forth the  percentages  of earned  revenues
represented  by  certain  items   reflected  in  the  Company's   statements  of
operations.


                                                                                            Three Months
                                                                                                Ended
                                                                                              March 31,
                                                                                          1998         1999
Earned Revenues.......................................................................       100.0%       100.0%
Cost of earned revenues...............................................................        83.8         78.2
                                                                                        ----------   ----------
   Gross profit.......................................................................        16.2         21.8
Selling, general and administrative expenses..........................................        81.3         38.3
                                                                                        ----------   ----------
   Operating income (loss)............................................................       (65.1)       (16.4)
Loss on sale of plant and equipment...................................................        (2.9)          --
Interest and financing fees...........................................................        (1.0)        (3.7)
Interest and other income.............................................................         0.6          0.8
                                                                                        ----------   ----------

   Net income (loss)..................................................................       (68.4)%      (19.4)%
                                                                                        ==========   ==========

Three Months Ended March 31, 1999 Compared With Three Months Ended March 31,
1998

         Revenues increased by 14% from $1.3 million in the three months ended March 31, 1998 to $1.5 million in the three months ended March 31, 1999. The increase was due primarily to revenue of new customers. In addition, revenues from the Metropolitan Washington Airport Authority increased from $0.4 million in the 1998 period to $0.6 million in the 1999 period. The revenue from MCI also increased by $0.2 million from the comparable period.

         Cost of earned revenues increased from $1.1 million in the three months ended March 31, 1998 to $1.2 million in the three months ended March 31, 1999, primarily due to the increase in revenues.
Gross margin increased from 16.2% in the 1998 period to 21.8% in 1999.

         Selling, general and administrative expenses decreased 46.1% from $1.1 million in the three months ended March 31, 1998, to $0.6 million in the three months ended March 31, 1999. The decrease was primarily due to Company initiatives to reduce unnecessary administrative overhead costs.

         Interest expense and financing fees increased from $0.01 million in the three months ended March 31, 1998 to $0.06 million in the three months ended March 31, 1999.

         Net loss improved from a net loss of $0.9 million in 1998 to net loss of $0.3 million in 1999.

Liquidity and Capital Resources

         In October 1997, the Company completed its initial public offering of common stock, which resulted in net proceeds to the Company of approximately $9.7 million after payment of offering expenses by the Company. In the fourth quarter of 1997, the Company received proceeds of approximately $0.7 million upon the exercise of warrants to purchase 269,382 shares of Common Stock by employees. In October 1997, the Company used proceeds of the Offering to repay $3.4 million of outstanding notes payable.

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

         During February 1999, the $1.9 million the Company was required to post as collateral for a bond pending its appeal of a lawsuit was released when the trial court's judgment was reversed. In February 1999, the Company repaid $920,000 of the outstanding debentures.

         As of March 31, 1999, the Company had cash of $0.2 million and working capital of $0.4 million.

         Based upon new contract wards and backlog in early 1999, the Company believes that it will be able to fund its cash requirements for the remainder of the year from operating cash flow.

Forward-Looking Statements

         This Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act. All statements, other than statements of historical fact, included in this Form 10-Q that addresses activities, events, or developments that the Company expects, projects, believes, or anticipates will or may occur in the future, including matters having to do with existing or future contracts, the Company's ability to fund its operations and repay debt, business strategies, expansion and growth of operations and other such matters, are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. These statements are subject to a number of assumptions, risks and uncertainties, including general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, the Company's performance on its current contracts and its success in obtaining new contracts, the Company's ability to attract and retain qualified employees, and other factors, many of which are beyond the Company's control. You are cautioned that these forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in such statements.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

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


May 11, 1999