Form 10-K405/A
period 1998-12-31
STRATESEC INC
filed 1999-06-02
CIK 1037453

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                 DOCUMENT                                     WHERE INCORPORATED

Portions of the Registrant's definitive Proxy Statement
  regarding the 1999 Annual Meeting of Stockholders                 Part III

--------------------------------------------------------------------------------

Item 8.    Financal Statements

         The financial statements of the Company, together with the report thereon of Grant Thornton LLP dated March 3, 1999 are presented in their entirety so as to include the Statement of Stockholders' Equity (Deficiency) for the Years Ended December 31, 1996, 1997 and 1998, which was inadvertently not included in the Company's Form 10-K as originally filed.

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a) (1) List of Financial Statements. The following is a list of the financial statements included at the end of this Report on Form 10-K/A beginning on page F-1:

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

Exhibit
Number                                               Exhibit

3.1           Form of Restated Certificate of Incorporation(1)
3.2           Form of Bylaws(1)
4             Form of Rights Agreement(1)
10.1          Stock Option Plan(1)
10.2          Employment Agreement with Ronald C. Thomas(1)
10.4          Consulting Agreement with Wirt D. Walker, III(1)
11            Computation of Net Income (Loss) Per Share(2)
23.1          Consent of Grant Thornton LLP
27            Financial Data Schedule(2)

(1) Filed as an exhibit of the same number to the Company's registration statement on Form S-1 (File No. 333-26439) and incorporated by reference.

(2) Filed as an exhibit of the same number to the Company's annual report on Form 10-K
                                         2

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

Signature                                                 Title                                  Date
/S/ BARRY W. MCDANIEL
--------------------------------------
Barry W. McDaniel                            President, Chief Operating                     April    , 1999
                                             Officer
                                             (Principal Executive Officer)


/S/ WIRT D. WALKER, III                      Chairman and Director                          April    , 1999
--------------------------------------
Wirt D. Walker, III


/S/ MISHAL YOUSEF SOUD AL SABAH
---------------------------------------
Mishal Yousef Soud Al Sabah                  Director                                       April    , 1999


/S/ MARVIN BUSH                              Director                                       April    , 1999
--------------------------------------
Marvin Bush

/S/ ROBERT B. SMITH, JR.                     Director                                       April    , 1999
--------------------------------------
Robert B. Smith, Jr.


/s/ JAMES A. ABRAHAMSON                      Director                                       April    , 1999
--------------------------------------
James A. Abrahamson


/s/ CHARLES W. ARCHER                        Director                                       April    , 1999
---------------------------------------
Charles W. Archer

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

Stratesec, Incorporated


Statement of Shareholders' Equity (Deficit)

Years ended December 31, 1996, 1997 and 1998

                                                                                                                          Total
                                                                                            Additional                 Shareholders'
                                             Common Stock            Treasury Stock          Paid-in     Accumulated      Equity
                                            Shares      Amount       Shares   Amount         Capital       Deficit       (Deficit)
                                          ---------  ---------   ---------  ---------    -------------  -------------  ------------
Balance at January 1, 1996                3,953,683  $  39,536           -  $     -      $  10,224,002  $ (9,709,432)  $    554,106

Net Loss                                          -          -           -        -                  -    (2,512,833)   (2,512,833)
Exercise of Warrants                        480,457      4,805           -        -            247,195              -       252,000
Issuance of Warrants                              -          -           -        -            111,000              -       111,000
                                          ---------  ---------   ---------  ---------    -------------  -------------  ------------
Balance at December 31, 1996              4,434,140     44,341           -        -         10,582,197   (12,222,265)   (1,595,727)

Net Loss                                          -          -           -        -                  -    (4,055,740)   (4,055,740)
Proceeds from Issuance of Common Stock    1,400,000     14,000           -        -         10,533,455              -    10,547,455
Common Stock Issuance Costs                       -          -           -        -          (811,910)              -     (811,910)
Exercise of Warrants                        269,382      2,694           -        -            706,688              -       709,382
Issuance of Warrants                              -          -           -        -             62,000              -        62,000
                                          ---------  ---------   ---------  ---------    -------------  -------------  ------------
Balance at December 31, 1997              6,103,522     61,035           -        -         21,072,430   (16,278,005)     4,855,460

Net Loss                                          -          -           -        -                  -    (3,522,700)   (3,522,700)
Purchase of Treasury Stock                        -          -   (130,000)    (181,851)              -              -     (181,851)
Issuance of Warrants                              -          -           -        -             71,394              -        71,394
                                          ---------  ---------   ---------  ---------    -------------  -------------  ------------
Balance at December 31, 1998              6,103,522  $  61,035   (130,000)  $ (181,851)  $  21,143,824  $(19,800,705)  $  1,222,303
                                          =========  =========   =========  =========   ==============  =============  ============

Stratesec, Incorporated

Statements of Cash Flows


Year ended December 31,                                         1996                    1997                    1998
Cash Flows from Operating Activities
    Net loss                                             $     (2,512,833)     $       (4,055,740)     $       (3,522,700)
                                                         ----------------      ------------------      ------------------
    Adjustments to reconcile net loss
      to net cash used in operating activities
        Provision (recovery) for legal judgment                        -                2,200,000              (1,655,000)
        Provision for bad debts and obsolete
          inventory                                                    -                    6,000                 437,038
        Depreciation and amortization                              91,859                 143,298                 135,957
        Loss on sale of equipment                                      -                       -                   44,746
        Noncash compensation                                       28,000                      -                       -
        Amortization of debt discount                               5,000                 171,000                  23,798
        Changes in assets and liabilities
          (Increase) decrease in restricted cash                       -               (2,063,539)                163,539
          (Increase) decrease in accounts receivable             (622,283)             (1,559,086)              1,779,955
          (Increase) decrease in cost and
             estimated earnings in excess of
             billings on uncompleted contracts                   (368,169)               (959,574)                667,649
          (Increase) decrease in inventory                             -                 (598,415)                357,728
          Increase in prepaid expenses and other                  (20,931)                (19,933)                (30,534)
          (Increase) decrease in other assets                      (1,915)                 67,389                  70,315
          Increase (decrease) in accounts payable               1,921,291                (742,257)               (541,174)
          (Decrease) increase in billings in excess
             of costs and estimated earnings on
             uncompleted contracts                               (338,875)                (33,450)                 32,398
          Increase (decrease) in accrued expenses
             and other                                            212,999                  97,283                (274,833)
                                                         ----------------      ------------------      ------------------
Total Adjustments                                                 906,976              (3,291,284)              1,211,582
                                                         ----------------      ------------------      ------------------
Net Cash Used in Operating Activities                          (1,605,857)             (7,347,024)             (2,311,118)
                                                         ----------------      ------------------      ------------------
Cash Flows from Investing Activities
    Sale of equipment                                                  -                       -                  240,000
    Acquisition of plant and equipment                           (396,460)                (24,787)                (92,087)
                                                         ----------------      ------------------      ------------------
Net Cash (Used in) Provided by
    Investing Activities                                         (396,460)                (24,787)                147,913
                                                         ----------------      ------------------      ------------------
Cash Flows from Financing Activities
    Proceeds from notes payable and warrants                    2,050,000                 700,000               1,850,000
    Purchase of treasury stock                                         -                       -                 (181,851)
    Principal payments on notes payable
      to shareholder                                             (200,000)             (3,350,000)                     -
    Principal payments of capital lease obligations               (17,686)                (34,144)                (60,674)
    Proceeds from issuance of common stock
      and exercise of warrants                                    224,000              11,256,837                      -
    Common stock issuance costs                                        -                 (811,910)                     -
                                                         ----------------      ------------------      ------------------
Net Cash Provided by Financing Activities                       2,056,314               7,760,783               1,607,475
                                                         ----------------      ------------------      ------------------

Stratesec, Incorporated

Statements of Cash Flows--Continued



Year ended December 31,                                        1996                     1997                    1998

Net Increase (Decrease) in Cash and
    Cash Equivalents                                               53,997                 388,972                (555,730)

Cash and Cash Equivalents at
    Beginning of Year                                             555,345                 609,342                 998,312
                                                         ----------------      ------------------      ------------------

Cash and Cash Equivalents at End of Year                          609,342       $         998,314       $         442,582
                                                         ================      ==================      ==================
Supplemental Disclosures of Cash Flow Information:

Cash Paid During the Year For--
    Interest                                           $          165,000       $         385,000       $          70,000
    Income taxes                                                    7,000                  30,000                      -

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

                             STRATESEC Incorporated

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS




         Column A                            Column B                   Column C                      Column D           Column E
         --------                           ---------                   --------                    ----------          ---------

                                                                        Additions
                                                                (1)                 (2)
                                                                                Charged to
                                            Balance at      Charged to             other                                Balance at
                                             beginning       costs and          accounts -         Deductions -           end of
         Description                         of period       expenses            describe            describe             period
Year ended December 31, 1998
    Allowance for doubtful accounts         $  49,000         $253,000                    -            $      -         $ 302,000
                                             ========          ======                                                     =======

Inventory Researve                          $       -         $183,000                    -            $      -         $ 183,000
                                             ========          ======                                                     =======

Year ended December 31, 1997
    Allowance for doubtful accounts         $  42,000         $43,000                     -            $(36,000) (A)    $  49,000
                                             ========          ======                                   =======          ========

Year ended December 31, 1996
    Allowance for doubtful accounts          $120,000                                                  $(78,000) (A)    $  42,000
                                              =======                                                   =======          ========




----------

(A) Uncollectible accounts written off.