Form 10-Q
period 1999-06-30
STRATESEC INC
filed 1999-08-12
CIK 1037453

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 1999

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


                                    Yes      X                No


There were 5,873,522 shares of Common Stock, par value $0.01 per share, outstanding at August 7, 1999.

STRATESEC INCORPORATED

Quarter ended June 30, 1999

Index
--------------------------------------------------------------------------------


                                                                           Page

Part I.  Financial information

     Item 1.  Financial Statements............................................3

         Balance Sheets as of December 31, 1998 and June 30, 1999
         (unaudited)..........................................................3

         Statements of Operations for the three months ended
         June 30, 1998 and 1999 and the six months ended
         June 30, 1998 and 1999 (unaudited)...................................4

         Statements of Cash Flows for the six months ended
         June 30, 1998 and 1999 (unaudited)...................................5

         Notes to Financial Statements........................................6

     Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations..................7

Part II.  Other information

     Item 1.  Legal Proceedings..............................................11

     Item 4.  Submission of Matters to a Vote of Security Holders............11

     Item 6.   Exhibits and Reports on Form 8-K..............................12

     Signature...............................................................13

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                             STRATESEC INCORPORATED
                                 BALANCE SHEETS

                                                                                   December 31,      June 30,
                                                                                       1998*          1999
                                                                                                   (Unaudited)
        ASSETS
Current assets:
   Cash and cash equivalents..................................................   $      442,582  $      280,096
   Cash-restricted............................................................        1,900,000              --
   Accounts receivable, net of allowance for doubtful
     accounts of $303,000 in 1998 and 1999....................................        1,297,176       1,509,467
   Costs and estimated earnings in excess of billings on
     uncompleted contracts....................................................        1,440,485       1,487,964
   Inventory..................................................................           57,058         245,995
   Prepaid expenses and other.................................................          171,404          54,771
                                                                                 --------------  --------------
        Total currents assets.................................................        5,308,705       3,578,292
Plant and equipment, net......................................................          460,932         491,435
Other assets..................................................................           58,099          58,026
                                                                                 --------------  --------------
                                                                                 $    5,827,736  $    4,127,753
                                                                                 ==============  ==============

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
   Current maturities of capital lease obligations............................   $       68,672  $       73,123
   Accounts payable...........................................................        1,455,840       1,447,774
   Billings in excess of costs and estimated earnings on
     uncompleted contracts....................................................          102,132          89,460
   Accrued expenses and other.................................................        1,008,955       1,048,527
   Notes payable..............................................................        1,802,404         906,202
                                                                                 --------------  --------------
        Total current liabilities.............................................   $    4,438,003  $    3,565,086

Long-term liabilities:
   Capital lease obligations, less current maturities.........................          167,430         147,654

Shareholders' equity (deficiency):
   Common stock, $0.01 par value per share; authorized
     20,000,000  shares;  issued 6,103,502 and
     5,973,522  outstanding  shares in
     1998 and 5,878,522 shares
     outstanding in 1999......................................................           61,035          61,035
   Treasury stock.............................................................         (181,851)       (383,521)
   Additional paid-in capital.................................................       21,143,824      21,143,824
   Accumulated deficit........................................................      (19,800,705)    (20,406,323)
                                                                                 --------------  --------------
     Total shareholders' equity...............................................        1,222,303         415,014
                                                                                 --------------  --------------
     Total liabilities & shareholders' equity.................................   $    5,827,736  $    4,127,753
                                                                                 ==============  ==============
*    Derived from audited financial statements as of December 31, 1998.

         The accompanying notes are an integral part of these statements.

                             STRATESEC INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       Three Months Ended               Six Months Ended
                                                            June 30,                        June 30,
                                                     1998             1999           1998             1999
                                                 -------------   -------------   -------------   -------------
Earned Revenue.................................  $   1,372,086   $   2,180,293   $   2,692,500   $   3,690,891
Provision for contract adjustment..............      2,491,156              --       2,491,156              --
Cost of earned revenue.........................      1,178,681       1,402,699       2,285,044       2,584,096
                                                 -------------   -------------   -------------   -------------

Gross profit...................................     (2,297,751)        777,594      (2,083,700)      1,106,794

Selling, general and administrative
   expenses....................................      1,010,493       1,031,343       2,083,532       1,609,365
                                                 -------------   -------------   -------------   -------------

Operating loss.................................     (3,308,244)       (253,749)     (4,167,232)       (502,571)

Loss on sale of plant and equipment............             --              --         (37,839)             --
Interest and financing fees....................        (36,296)        (60,298)        (49,104)       (116,287)
Interest and other income......................         58,781           1,074          65,979          13,240
                                                 -------------   -------------   -------------   -------------

Net income (loss)..............................     (3,285,759)       (312,973)     (4,188,196)       (605,618)
                                                 =============   =============   =============   =============

Net income (loss) per share--basic
   and diluted.................................          (0.54)          (0.05)          (0.69)          (0.10)
                                                 =============   =============   =============   =============

Weighted average common shares
   outstanding.................................      6,103,522       5,980,621       6,103,522       5,980,621
                                                 =============   =============   =============   =============





          The accompanying notes are an integral part of these statements.

                             STRATESEC INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                      1998            1999
                                                                                  -------------  -------------
Cash flows from operating activities:
   Net income (loss)............................................................  $ (4,188,196)  $     (605,618)
                                                                                  ------------   --------------
Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
     Depreciation and amortization..............................................        70,233           74,993
     Loss of sale of plant and equipment........................................        39,162               --
     Amortization of debt discount..............................................            --           23,798
     Cash restriction...........................................................       123,491               --
Changes in operating assets and liabilities:
   Provision (recovery) for legal judgment......................................            --        1,900,000
   Accounts receivable..........................................................     2,108,467         (212,291)
   Inventory (Material Stores on Site)..........................................            --         (188,937)
Costs and estimated earnings in excess of
     billings on uncompleted contracts..........................................     1,095,880          (47,479)
   Prepaid expenses and other...................................................       (27,120)         116,633
   Other assets.................................................................        (8,177)              73
   Accounts payable.............................................................      (664,820)          (8,066)
   Billings in excess of costs and estimated
     earnings on uncompleted contracts..........................................        56,834          (12,672)
   Accrued expenses and other...................................................      (350,158)          39,572
                                                                                  ------------   --------------
       Total adjustments........................................................     2,443,792        1,685,623
                                                                                  ------------   --------------
       Net cash from (used in) operating activities.............................    (1,744,404)       1,080,005
                                                                                  ------------   --------------

Cash flows from investing activities:
   Sale of plant and equipment..................................................       240,000               --
   Acquisition of plant and equipment...........................................       (53,908)        (105,495)
                                                                                  ------------   --------------
   Net cash used by investing activities........................................       186,092         (105,495)
                                                                                  ------------   --------------

Cash flows from financing activities:
   Proceeds from notes payable..................................................     1,450,000               --
   Purchase of treasury stock...................................................            --         (201,670)
   Principal payments on notes payable--shareholders............................            --         (920,000)
   Principal payments of capital lease
     obligations................................................................       (30,561)         (15,325)
                                                                                  ------------   --------------
   Net cash provided by (used in) financing activities..........................     1,419,439       (1,136,995)
                                                                                  ------------   --------------
Net (decrease) in cash and cash equivalents.....................................      (138,873)        (162,486)
Cash and cash equivalents at beginning of period................................       998,312          442,582
                                                                                  ------------   --------------
Cash and cash equivalents at end of period......................................  $    859,439   $      280,096
                                                                                  ============   ==============


        The accompanying notes are an integral part of these statements.

                          NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation

         The unaudited balance sheet as of June 30, 1999 and unaudited statements of operations for the three months ended June 30, 1998 and 1999 and the six months ended June 30, 1998 and 1999 and the unaudited statements of cash flows for the six months ended June 30, 1998 and 1999 are condensed financial statements prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they omit certain information included in complete financial statements and should be read in conjunction with the financial statements and notes included in the Companys Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission on March 30, 1999.

         In the opinion of the Company, the unaudited financial statements at June 30, 1999 and for the three and six months ended June 30, 1998 and 1999, include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for such periods. Results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of results to be expected for the full year.

2.  Costs and Estimated Earnings on Uncompleted Contracts

         Costs and estimated earnings on uncompleted contracts at December 31, 1998 and June 30, 1999 which are expected to be collected within one year are as follows:

                                               December 31,       June 30,
                                                   1998             1999
                                             ---------------  ---------------

Costs incurred on contracts................. $    18,988,832  $    21,778,225
Estimated earnings..........................       5,289,572        6,141,839
                                             ---------------  ---------------
                                                  24,278,404       27,920,064
Less billings to date.......................      22,940,051       26,521,559
                                             ---------------  ---------------
                                             $     1,338,353  $     1,398,504
                                             ===============  ===============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This discussion and analysis of the Company's financial condition and historical results of operations should be read in conjunction with the condensed financial statements and the related notes included elsewhere in this report.

Overview

         The Company is a single-source provider of comprehensive, technology-based security solutions for medium and large commercial and government facilities in the United States and abroad. The Company offers a broad range of services, including: (i) consulting and planning; (ii) engineering and design; (iii) systems integration; and (iv) maintenance and technical support.

         During the second quarter of 1999, the Company continued to receive new awards and add new clients. In addition to work for existing customers, the new awards include work for several new major corporate clients. As of June 30, 1999, the Company's backlog was approximately $7.0 million, as compared with backlog of $5.0 million at March 31, 1999. Backlog consists of confirmed orders, including the balance of projects for which the Company has been notified it is the successful bidder even though a binding agreement has not been executed.

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

         Clients are invoiced based upon negotiated payment terms for each individual contract. Terms usually include a 25% down payment and the balance as stages of the work are completed. Maintenance contracts are billed either in advance, monthly, or quarterly. As a result, the Company records as an asset, costs and estimated earnings in excess of billings, and as a liability, billings in excess of costs and estimated earnings.

Results of Operations

         The  following  table sets  forth the  percentages  of earned  revenues
represented  by  certain  items   reflected  in  the  Company's   statements  of
operations:

                                                               Three Months Ended         Six Months Ended
                                                                    March 31,                 June 30,
                                                            ------------------------  ------------------------
                                                               1998         1999          1998         1999
                                                            -----------  -----------  -----------  -----------
Earned revenues...........................................       100.0%       100.0%       100.0%       100.0%
Provision for contract adjustment.........................       181.6          0.0         92.5          0.0
Cost of earned revenues...................................        85.9         64.3         84.9         70.0
                                                            ----------   ----------   ----------   ----------
   Gross profit...........................................      (167.5)        35.7        (77.4)        30.0
Selling general and administrative expenses...............        73.6         47.3         77.4         43.6
                                                            ----------   ----------   ----------   ----------
   Operating income (loss)................................      (241.1)       (11.6)      (154.8)       (13.6)
Loss on sale of plant and equipment.......................         0.0          0.0         (1.4)         0.0
Interest and financing fees...............................        (2.6)        (2.8)        (1.7)        (3.2)
Interest and other income.................................         4.3          0.0          2.5          0.4
                                                            ----------   ----------   ----------   ----------

   Net income (loss)......................................     (239.5)%      (14.5)%     (154.1)%      (16.4)%
                                                            ---------    ---------    ---------    ---------


Three Months Ended June 30, 1999 Compared With Three Months Ended June 30, 1998

         Revenues increased by 59% from $1.4 million in the three months ended June 30, 1998 to $2.2 million in the three months ended June 30, 1999. The increase was due primarily to revenue from new customers.

         Cost of earned revenues increased from $1.2 million in the three months ended June 30, 1998 to $1.4 million in the three months ended June 30, 1999, primarily due to the increase in revenues. Gross margin improved from (167.5)% in the 1998 period to 35.7% in 1999.

         Selling, general and administrative expenses increased by 0.2% from $1.01 million in the three months ended June 30, 1998 to $1.03 million in the three months ended June 30, 1999.

         Interest expense and financing fees increased from $0.04 million in the three months ended June 30, 1998 to $0.06 million in the three months ended June 30, 1999.

         Net loss improved from a net loss of $3.3 million in 1998 to net loss of $0.3 million in 1999.

Six Months Ended June 30, 1999 Compared With Six Months Ended June 30, 1998.

         Revenues increased by 37% from $2.7 million in the six months ended June 30, 19998 to $3.7 million in the six months ended June 30, 1999. The increase was due primarily to revenue from new customers.

         Cost of earned revenues increased from $2.3 million in the six months ended June 30, 1998 to $2.6 million in the six months ended June 30, 1999, primarily due to the increase in revenues. Gross margin increased from (77.4)% in the 1998 period to 30% in 1999.

         Selling, general and administrative expenses decreased 23% from $2.1 million in the six months ended June 30, 1998, to $1.6 million in the six months ended June 30, 1999. The decrease was primarily due to Company initiatives to reduce unnecessary administrative overhead costs.

         Interest expense and financing fees increased from $0.04 million in the six months ended June 30, 1998 to $0.1 million in the six months ended June 30, 1999.

         Net loss improved from a net loss of $4.2 million in 1998 to net loss of $0.6 million in 1999.

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

         As of June 30, 1999, the Company had cash of $0.3 million. The Company is pursuing obtaining financing/credit facilities to increase working capital to fund a significant ramp up of new business.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of shareholders on May 25, 1999. At the meeting, the shareholders elected the following individuals as members of the Board of Directors: Wirt D. Walker, III, Charles W. Archer, Barry W. McDaniel, Mishal Yousef Saud Al Sabah, Marvin P. Bush, Robert B. Smith, and lt. General James A. Abrahamson, USAF (Retired).

         The voting results of the election of directors and the other matters voted upon at the meeting are as follows:

Election of Directors:

                                                                Votes          Withheld
                                                                 For           Authority
                       Nominee:
Wirt D. Walker, III.......................................      4,274,542         19,700
Barry W. McDaniel.........................................      4,281,042         13,200
Charles W. Archer.........................................      4,281,042         13,200
Mishal Yousef Saud Al Sabah...............................      4,281,042         13,200
Robert B. Smith...........................................      4,277,042         17,200
Marvin P. Bush............................................      4,277,042         17,200
James A. Abrahamson.......................................      4,281,042         13,200

Other Matters:

                                                                                               Abstentions
                                                                                                   and
                    Description of                              Votes            Votes           Broker
                        Matter                                   For            Against         Non-Votes
Approval of amendment to the Company's
  1997 Stock Option Plan................................     3,424,794           25,850         1,025,598

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


August 12, 1999