Form 10-Q
period 1999-09-30
STRATESEC INC
filed 1999-11-15
CIK 1037453

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                   OF 1934.

                For the quarterly period ended September 30, 1999

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


                                    Yes      X                No


There were 5,866,522 shares of Common Stock, par value $0.01 per share, outstanding at November 10, 1999.

STRATESEC INCORPORATED

Quarter ended September 30, 1999

Index
--------------------------------------------------------------------------------


                                                                            Page

Part I.  Financial information

     Item 1.  Financial Statements............................................3

         Balance Sheets as of December 31, 1998 and September 30, 1999
         (unaudited)..........................................................3

         Statements of Operations for the three months ended
         September 30, 1998 and 1999 and the nine months ended
         September 30, 1998 and 1999 (unaudited)..............................4

         Statements of Cash Flows for the nine months ended
         September 30, 1998 and 1999 (unaudited)..............................5

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

     Item 1.  Legal Proceedings..............................................11

     Item 4.  Submission of Matters to a Vote of Security Holders............11

     Item 6.   Exhibits and Reports on Form 8-K..............................12

     Signature...............................................................13

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements



                             STRATESEC INCORPORATED
                                 BALANCE SHEETS

                                                                                   December 31,  September 30,
                                                                                       1998*          1999
                                                                                                   (Unaudited)

        ASSETS
Current assets:
   Cash and cash equivalents..................................................   $      442,582  $       15,930
   Cash-restricted............................................................        1,900,000              --
   Accounts receivable, net of allowance for doubtful
     accounts of $303,000 in 1998 and 1999....................................        1,297,176       1,352,395
   Costs and estimated earnings in excess of billings on
     uncompleted contracts....................................................        1,440,485       1,506,909
   Inventory..................................................................           57,058         291,731
   Prepaid expenses and other.................................................          171,404         104,833
                                                                                 --------------  --------------
        Total currents assets.................................................        5,308,705       3,271,799
Plant and equipment, net......................................................          460,932         475,797
Other assets..................................................................           58,099          58,026
                                                                                 --------------  --------------
                                                                                 $    5,827,736  $    3,805,621
                                                                                 ==============  ==============

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
   Current maturities of capital lease obligations............................   $       68,672  $       70,136
   Accounts payable...........................................................        1,455,840       1,762,710
   Billings in excess of costs and estimated earnings on
     uncompleted contracts....................................................          102,132          89,460
   Accrued expenses and other.................................................        1,008,955         661,155
   Notes payable..............................................................        1,802,404              --
                                                                                 --------------  --------------
        Total current liabilities.............................................   $    4,438,003  $    2,583,461

Long-term liabilities:
   Capital lease obligations, less current maturities.........................          167,430         120,241

Shareholders' equity (deficiency):
   Common stock, $0.01 par value per share; authorized
     20,000,000  shares;  issued 6,103,502 and 5,973,522  outstanding  shares in
     1998 and 5,878,522 shares
     outstanding in 1999......................................................           61,035          61,035
   Treasury stock.............................................................         (181,851)       (392,071)
   Additional paid-in capital.................................................       21,143,824      22,073,824
   Accumulated deficit........................................................      (19,800,705)    (20,640,867)
                                                                                 --------------  --------------
     Total shareholders' equity...............................................        1,222,303       1,101,920
                                                                                 --------------  --------------
     Total liabilities & shareholders' equity.................................   $    5,827,736  $    3,805,621
                                                                                 ==============  ==============
*    Derived from audited financial statements as of December 31, 1998.

          The  accompanying notes are an integral part of these statements.

                             STRATESEC INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       Three Months Ended               Nine Months Ended
                                                          September 30,                   September 30,
                                                     1998             1999           1998             1999
                                                 -------------   -------------   -------------   -------------


Earned Revenue.................................  $   1,435,416   $   2,426,985   $   4,127,916   $   6,117,875
Provision for contract adjustment..............             --              --       2,491,156              --
Cost of earned revenue.........................      1,044,236       1,745,593       3,281,477       4,330,578
                                                 -------------   -------------   -------------   -------------

Gross profit...................................        391,180         681,391      (1,644,717)      1,787,297

Selling, general and administrative
   expenses....................................      1,045,527         880,065       3,129,059       2,488,542
                                                 -------------   -------------   -------------   -------------

Operating loss.................................       (654,347)       (198,674)     (4,773,776)       (701,245)

Loss on sale of plant and equipment............             --              --         (37,839)             --
Interest and financing fees....................        (69,787)        (37,052)       (118,891)       (153,339)
Interest and other income......................         27,469           1,182          93,448          14,422
                                                 -------------   -------------   -------------   -------------

Net income (loss)..............................       (696,665)       (234,544)     (4,837,058)       (840,162)
                                                 =============   =============   =============   =============

Net income (loss) per share--basic
   and diluted.................................          (0.11)          (0.04)          (0.79)          (0.14)
                                                 =============   =============   =============   =============

Weighted average common shares
   outstanding.................................      6,103,522       5,978,440       6,103,522       5,978,440
                                                 =============   =============   =============   =============




       The accompanying notes are an integral part of these statements.

                             STRATESEC INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                     1998            1999
                                                                                --------------  --------------

Cash flows from operating activities:
   Net income (loss).........................................................    $   (4,837,058) $     (840,162)
                                                                                 --------------  --------------
Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
     Provision for legal judgment............................................                --       1,900,000
     Depreciation and amortization...........................................           106,570         116,911
     Loss of sale of plant and equipment.....................................            39,162              --
     Amortization of debt discount...........................................            11,899          35,697
     Cash restriction........................................................           123,491              --
Changes in operating assets and liabilities:
   Accounts receivable.......................................................         2,029,385         (55,219)
   Inventory (Material Stores on Site).......................................           357,728        (234,673)
Costs and estimated earnings in excess of
     billings on uncompleted contracts.......................................           809,671         (66,424)
   Prepaid expenses and other................................................            13,647          66,571
   Other assets..............................................................           (11,462)             73
   Accounts payable..........................................................          (992,546)        306,870
   Billings in excess of costs and estimated
     earnings on uncompleted contracts.......................................           191,991         (12,672)
   Accrued expenses and other................................................          (180,918)       (347,800)
                                                                                 --------------  --------------
       Total adjustments.....................................................         2,498,626       1,709,332
                                                                                 --------------  --------------
       Net cash from (used in) operating activities..........................        (2,338,432)        869,170
                                                                                 --------------  --------------

Cash flows from investing activities:
   Sale of plant and equipment...............................................           240,000              --
   Acquisition of plant and equipment........................................           (59,254)       (131,776)
                                                                                 --------------  --------------
   Net cash used by investing activities.....................................           180,746        (131,776)
                                                                                 --------------  --------------

Cash flows from financing activities:
   Proceeds from notes payable...............................................         1,850,000      (1,838,101)
   Purchase of treasury stock................................................                --        (210,220)
   Principal payments on notes payable--shareholders..........................               --        (930,000)
   Principal payments of capital lease
     obligations.............................................................           (44,454)        (45,725)
                                                                                 --------------  --------------
   Net cash provided by (used in) financing activities.......................         1,805,546      (1,164,046)
                                                                                 --------------  --------------
Net (decrease) in cash and cash equivalents..................................         (352,140)       (426,652)
Cash and cash equivalents at beginning of period.............................          998,312         442,582
                                                                                 --------------  --------------
Cash and cash equivalents at end of period...................................    $      646,172  $       15,930
                                                                                 ==============  ==============


       The accompanying notes are an integral part of these statements.

                          NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation

         The unaudited balance sheet as of September 30, 1999 and unaudited statements of operations for the three months ended September 30, 1998 and 1999 and the nine months ended September 30, 1998 and 1999 and the unaudited statements of cash flows for the nine months ended September 30, 1998 and 1999 are condensed financial statements prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they omit certain information included in complete financial statements and should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission on March 30, 1999.

         In the opinion of the Company, the unaudited financial statements at September 30, 1999 and for the three and nine months ended September 30, 1998 and 1999, include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for such periods. Results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of results to be expected for the full year.

2.  Costs and Estimated Earnings on Uncompleted Contracts

         Costs and estimated earnings on uncompleted contracts at December 31, 1998 and September 30, 1999 which are expected to be collected within one year are as follows:


                                                                                  December 31,   September 30,
                                                                                      1998             1999
                                                                                ---------------  ---------------


Costs incurred on contracts..................................................    $    18,988,832  $    23,319,410
Estimated earnings...........................................................          5,289,572        7,050,742
                                                                                 ---------------  ---------------
                                                                                      24,278,404       30,370,152
Less billings to date........................................................         22,940,051       28,952,703
                                                                                 ---------------  ---------------
                                                                                 $     1,338,353  $     1,417,449
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

         During the third quarter, the Company's business continued to grow and at the end of the quarter, the Company had approximately $14 million in backlog and follow on projects, as well as a strong bid and proposal log. Many of the Company's existing clients are major corporate accounts with multiple facilities throughout the United States. The Company expects these accounts to be long-term relationships that will generate significant revenues each year. The Company continues to increase business with existing clients as well as expand and diversify its client base. Clients currently include Alltel, Dallas/Fort Worth Technologies, MCI/Worldcom, Koch Industries, Hewlett-Packard, Winn Dixie, EDS, Dallas Semiconductor, Eastman Kodak, FINA Inc., Nokia and Washington Metropolitan Transit Authority.

         During the third quarter, the holders of the Company's 10% senior notes totaling $930,000 due December 31, 1999, exchanged their notes for the Company's common stock valued at $1.50 per share. Additionally, the Company's largest shareholder, the KuwAm Group, agreed to purchase or privately place up to 500,000 newly issued shares of Stratesec common stock at the same price. The effect of these transactions is not significantly dilutive, substantially strengthens the balance sheet, leaves the Company debt free, and better positions the Company to support its continuing growth and improvement in operating results.

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

Results of Operations

         The  following  table sets  forth the  percentages  of earned  revenues
represented  by  certain  items   reflected  in  the  Company's   statements  of
operations:


                                                               Three Months Ended         Nine Months Ended
                                                                  September 30,             September 30,
                                                               1998         1999          1998         1999

Earned revenues...........................................       100.0%       100.0%       100.0%       100.0%
Provision for contract adjustment.........................         0.0          0.0         60.3          0.0
Cost of earned revenues...................................        72.7         71.9         79.5         70.8
                                                            ----------   ----------   ----------   ----------
   Gross profit...........................................        27.3         28.1        (39.8)        29.2
Selling general and administrative expenses...............        72.8         36.3         75.8         40.7
                                                            ----------   ----------   ----------   ----------
   Operating income (loss)................................       (45.5)        (8.2)      (115.6)       (11.5)
Loss on sale of plant and equipment.......................         0.0          0.0         (0.9)         0.0
Interest and financing fees...............................        (4.9)        (1.5)        (2.9)        (2.5)
Interest and other income.................................         1.9          0.0          2.3          0.2
                                                            ----------   ----------   ----------   ----------

   Net income (loss)......................................      (48.5)%       (9.8)%     (117.2)%      (13.7)%
                                                            ---------    ---------    ---------    ---------


Three Months Ended September 30, 1999 Compared With Three Months Ended September 30, 1999

         Revenues increased by 69% from $1.4 million in the three months ended September 30, 1998 to $2.4 million in the three months ended September 30, 1999. The increase was due primarily to revenue from new customers.

         Cost of earned revenues increased from $1.0 million in the three months ended September 30, 1998 to $1.7 million in the three months ended September 30, 1999, primarily due to the increase in revenues. Gross margin improved from 27.3% in the 1998 period to 28.1% in 1999.

         Selling, general and administrative expenses decreased by 15.8% from $1.0 million in the three months ended September 30, 1998 to $0.8 million in the three months ended September 30, 1999.

         Interest expense and financing fees decreased from $0.07 million in the three months ended September 30, 1998 to $0.03 million in the three months ended September 30, 1999.

         Net loss improved from a net loss of $0.7 million in 1998 to net loss of $0.2 million in 1999.

Nine Months Ended September 30, 1999 Compared With Nine Months Ended September 30, 1998.

         Revenues increased by 48% from $4.1 million in the nine months ended September 30, 1998 to $6.1 million in the nine months ended September 30, 1999. The increase was due primarily to revenue from new customers.

         Cost of earned revenues increased from $3.3 million in the nine months ended September 30, 1998 to $4.3 million in the nine months ended September 30, 1999, primarily due to the increase in revenues. Gross margin increased from (39.8)% in the 1998 period to 29.2% in 1999.

         Selling, general and administrative expenses decreased 20% from $3.1 million in the nine months ended September 30, 1998, to $2.5 million in the nine months ended September 30, 1999. The decrease was primarily due to Company initiatives to reduce unnecessary administrative overhead costs.

         Interest expense and financing fees remained at $0.1 million in the nine months ended September 30, 1998 and in the nine months ended September 30, 1999.

         Net loss improved from a net loss of $4.8 million in 1998 to net loss of $0.8 million in 1999.

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

         During September 1999 all of the holders of the company's 10% senior notes totaling $930,000 due December 31, 1999, have agreed to exchange their notes for the Company's common stock valued at $1.50 per share. Additionally, the Company's largest shareholder, the KuwAm group, has agreed to purchase or privately place up to 500,000 newly issued shares of Stratesec common stock at the same price, $1.50 per share.

         As of September 30, 1999, the Company had cash of $0.01 million and working capital of $0.7 million. The Company is pursuing obtaining financing/credit facilities to increase working capital to fund a significant ramp up of new business.

Forward-Looking Statements

         This Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act. All statements, other than statements of historical fact, included in this Form 10-Q that addresses activities, events, or developments that the Company expects, projects, believes, or anticipates will or may occur in the future, including matters having to do with existing or future contracts, the Company's ability to fund its operations and repay debt, business strategies, expansion and growth of operations and other such matters, are forward- looking statements. These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. These statements are subject to a number of assumptions, risks and uncertainties, including general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, the Company's performance on its current contracts and its success in obtaining new contracts, the Company's ability to attract and retain qualified employees, and other factors, many of which are beyond the Company's control. You are cautioned that these forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in such statements.

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


November 15, 1999