Form 10-K405
period 1999-12-31
STRATESEC INC
filed 2000-03-30
CIK 1037453

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 1999

                      Commission File Number 1-13427

                           STRATESEC INCORPORATED
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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of March 29, 2000 (computed by reference to the closing price of such stock on the American Stock Exchange) was $11,343,798.
 .

         As of March 29, 2000, there were 8,376,377 shares of the registrant's Common Stock outstanding.

                                         DOCUMENTS INCORPORATED BY REFERENCE

       DOCUMENT                                               WHERE INCORPORATED

Portions of the Registrant's definitive Proxy Statement
regarding the 2000 Annual Meeting of Stockholders                    Part III

                        STRATESEC Incorporated

                              FORM 10-K

                         Cross Reference Sheet

Item                                                                                                           Page

                                                       Part I
1        Business............................................................................................    1
2        Properties..........................................................................................    7
3        Legal Proceedings...................................................................................    7
4        Submission of Matters to a Vote of Security Holders.................................................    7


                                                       Part II

5        Market for Registrant's Common Equity and Related Stockholder Matters...............................    7
6        Selected Financial Data.............................................................................    8
7        Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................................................    9
7a       Quantitive and Qualitative Disclosures About Market Risk............................................   13
8        Financial Statements................................................................................   14
9        Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure..........................................................................   14

                                                      Part III

10       Directors and Executive Officers of the Registrant..................................................   14
11       Executive Compensation..............................................................................   14
12       Security Ownership of Certain Beneficial Owners and Management......................................   15
13       Certain Relationships and Related Transactions......................................................   15

                                                       Part IV

14       Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................................   15
         Signatures .........................................................................................   16

                                  Part I

Item 1.  Business.

General

         The Company is a single-source provider of comprehensive technology-based security solutions for medium and large commercial and government facilities in the United States and abroad. The Company offers a broad range of services, including: (i) consulting and planning; (ii) engineering and design; (iii) systems integration; and (iv) maintenance and technical support. This full range of capabilities enables the Company to provide its clients with any combination of these services or complete turnkey solutions for complex security projects. The solutions provided by the Company include integrated security systems comprised of a command center managing one or more subsystems or components, primarily access control systems, intrusion detection systems, closed circuit television systems, critical condition monitoring systems and fire detection systems. The Company is not aware of any other company providing this comprehensive range of services on a national basis. The Company serves more than 50 clients including airports, hospitals, prisons, corporations, utilities, universities and government facilities. These clients include Washington Dulles International Airport, Hewlett-Packard Company, EDS, Wachovia Bank, MCI WorldCom, Inc. and Alltel Corporation.

         The Company began operations in 1987 in association with a large privately held engineering firm. In 1992, the Company became independent from the engineering firm in conjunction with a capital infusion from a private investment group. Since 1992, the Company has devoted a substantial amount of resources and capital to enhancing its technical capability and services offerings, hiring and training key personnel and expanding its client base. In addition to its headquarters office in Sterling, Virginia, which is in the Washington, D.C. metropolitan area, the Company has regional offices in Atlanta and Dallas and a field office in Rochester, New York.

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

         Many projects require that the primary contractor obtain a performance bond in the amount of the contract. The amount of bonding that the Company is able to obtain depends upon the level of its working capital and net worth. The Company believes that prior to the initial public offering of its common stock in October 1997, its ability to compete for larger projects as a primary or independent contractor, rather than through a joint venture or subcontract arrangement, was constrained by its inability to obtain adequate bonding. The Company has since secured bonding with a major surety that will enable it to bid as a primary contractor on larger contracts.

         The  Company  is  evaluating  several   opportunities  to  expand  into
international operations, which it anticipates it will initially undertake through joint ventures or partnerships with local and international companies.

Clients

         During the past three years the Company has provided services to approximately 70 clients, including airports, hospitals, prisons, corporations, utilities, universities and government facilities. The Company's clients have included the following:

          Airports and Aviation                  Corporations
          ---------------------                  ------------
     Fresno Airport                              AT&T
     United Airlines                             EDS
     Washington-Dulles International Airport     Gillette Corporation
     Washington Reagan National Airport          Hewlett-Packard Company
     Yuma International Airport                  Lazard Freres
     Seattle-Tacoma Airport                      Lucent Technologies
     Dallas Fort Worth Airport                   Mary Kay Cosmetics
                                                 MCI WorldCom, Inc.
                                                 Mobil Corporation
                                                 NationsBank
                                                 US WEST
                                                 Wachovia Bank
                                                 Alltel Corporation
                                                 Koch Industries
                                                 Nokia
                                                 Fina Oil and Gas Company
                                                 Kodak
                                                 Amtrak

          Government                             Other
          ----------                             -----
     Los Alamos National Laboratory              City of Baltimore Central
     Sandia National Laboratory                  Booking and Intake Facility
     Tennessee Valley Authority                  Moscow Local Telephone System
     U.S. Department of Energy                   New York City's World Trade
     U.S. Navy                                      Center
                                                 Rostelecom
                                                 Rowan County (N.C.) Prison
                                                    Washington Metropolitan Area
                                                    Transit Authority

         During 1999, MCI WorldCom, Inc. ("MCI"), Kodak and the U.S. Postal Service accounted for 33%, 9% and 7% of the Company's earned revenues, respectively. The loss of a significant portion of the revenue from any of these clients would need to be replaced to avoid a material adverse effect upon the Company's business, operating results and financial condition. Although MCI WorldCom accounted for a substantial portion of the Company's revenue, work performed for them was comprised of multiple projects at numerous different facilities. Firm contracts are already in place for a significant portion of revenue from MCI WorldCom in 2000. The Company has diversified its client base by winning several new clients regionally and nationally. The revenues from new clients are expected to more than replace any reduction in revenue from the existing clients.

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

Backlog

         The Company's backlog consists of confirmed orders, including the balance of projects in process. The backlog also includes projects for which the Company has been notified it is the successful bidder even though a binding agreement has not been executed. Projects for which a binding contract has not been executed may be canceled at any time. Binding contracts may also be subject to cancellation or postponement, although cancellation generally obligates the client to pay the costs incurred by the Company. Long-term maintenance contracts may be canceled without cause. As of December 31, 1998 and 1999, the Company's backlog was approximately $4.0 million and $4.2 million, respectively. Backlog as of December 31, 1999, includes projects having a value of approximately $2.4 million for which binding contracts have not been executed and all backlog is expected to be completed during 2000. Backlog orders as of any particular date may not be indicative of actual operating results for any fiscal period. There can be no assurance that any amount of backlog will be realized. In addition to backlog the Company has potential follow-on projects with its existing customers of another $14.8 million. These are projects which the Company has been informed that are likely to happen over the next 12 to 24 months.

Employees

         As of December 31, 1999, the Company had 73 employees, of which 25 were based in the Company's headquarters located in Sterling, Virginia. The balance work out of the company's regional offices. Eight of the Company's employees are engaged exclusively in marketing and sales, 56 employees in engineering, project management, and technical functions, and 9 employees in executive management and administration. None of the Company's employees are represented by a labor union and the Company believes its employee relations are good.

Intellectual Property

         The Company has developed its Engineered Maintenance System (EMS), a database system used by the Company to effectively manage a security system's components, maintenance planning and scheduling, and costs. In addition to EMS, the Company is developing command center software that permits the integration of multi-vendor security systems into a unified, integrated system.

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

Item 2.  Properties.

         The Company's headquarters office is located in Sterling, Virginia, which is in the Washington, D.C. metropolitan area. In addition, the Company leases between approximately 2,000 and 4,000 square feet of office space in each of the Atlanta and Dallas metropolitan areas to support its regional operations. The Company believes that its facilities are adequate and suitable for its current operations, and that additional space is readily available if needed to support future growth.

Item 3.  Legal Proceedings.

         Although the Company is a defendant in certain suits arising from the normal conduct of its business, management does not believe that the resolution of this litigation will have a material adverse effect on the Company's financial position, results of operations, or cash flows. This litigation includes SecuraComm Consulting, Inc. v. Securacom, Incorporated. In this action, filed in the U.S. District Court for the district of New Jersey in October 1995, the plaintiff, a consulting company, sought injunctive relief and damages for alleged confusion in the marketplace and lost business resulting from the Company's alleged infringement of plaintiff's claimed service mark. In November 1997, the court ruled in favor of the plaintiff and enjoined the Company from using the name "Securacom, Incorporated" and awarded the plaintiff damages in the amount of $1,900,000. The Company appealed the decision and it was reversed in January 1999. Attorneys' fees in the amount of $262,000 were awarded to the plaintiff and the Company has appealed the award.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year covered by this Report.

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The Company's Common Stock is traded on the American Stock Exchange under the symbol SFT. The following table sets forth the quarterly range of high and low closing sale prices per share for the Common Stock during the periods indicated.

                                                           High           Low

         1998

              First Quarter............................      9 3/4       1 1/2
              Second Quarter...........................      2 1/2       1 1/2
              Third Quarter............................      2 1/8       1
              Fourth Quarter...........................      1 3/4       1 1/8

         1999

              First Quarter............................      2 3/8       1 1/2
              Second Quarter...........................     1 7/10       1 1/5
              Third Quarter............................      1 3/4           1
              Fourth Quarter...........................     1 9/10           1

         2000

              First Quarter (through March 29, 2000)...      4 1/8           2

         The Company has not paid any cash dividends on its Common Stock since its formation. It presently intends to retain its earnings for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future. The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition and requirements, restrictions in financing agreements, business conditions, and other factors. As of March 27, 2000, there were 65 holders of record of common stock.

         In the third quarter of 1999, the Company issued 620,000 shares of its common stock in exchange for $930,000 principal amount of its 10% senior notes due December 31, 1999 at a conversion price of $1.50 per share. In the fourth quarter of 1999 and the first quarter of 2000, the Company completed a private placement of 1,204,855 shares of its common stock to a limited number of sophisticated and/or accredited investors at a price of $1.50 per share for aggregate cash proceeds of $1,807,282. In the first quarter of 2000 the company sold 700,000 shares of its common stock to a company at a price of $1.50 per share for aggregate proceeds of $1,050,000 consisting of cash of $500,000 and a note payable of $550,000. Each of these transactions was exempt from the registration requirements of the Securities Act of 1933 (the "Act") pursuant to section 4(2) of the Act because they did not involve a public offering of securities.

Item 6.  Selected Financial Data.

         The selected financial data presented below (in thousands, except for per share data) should be read in conjunction with the consolidated financial statements and notes thereto of the Company and Managements' Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report.


                                                              Year Ended December 31,
                                         -------------------------------------------------------------------
                                            1995          1996         1997         1998          1999
                                         ----------    ----------   ----------   ----------   -------------
                                                                    (in thousands)
Statement of Operations Data:

Earned revenues.......................   $    3,177    $    5,824   $   12,133   $    6,625   $    10,631
Provision for contract adjustment.....            -             -            -        2,491             -
Cost of earned revenues...............        2,180         4,416        9,807        4,793         7,443
                                         ----------    ----------   ----------   ----------   -----------
   Gross profit.......................          997         1,408        2,326        (659)         3,188
Selling, general and administrative
   expenses...........................        2,871         3,701        3,756        4,427         3,878
Provision for legal judgment..........                                   2,200      (1,655)
                                         ----------    ----------   ----------   ---------    -----------
   Operating income (loss)............      (1,874)       (2,293)      (3,630)      (3,431)         (690)
Loss on sale of plant and equipment...            -             -           -          (45)             1
Interest and financing fees...........        (102)         (242)        (515)        (180)         (259)
Interest and other income.............          208            22           89          133            15
                                         ----------    ----------   ----------   ----------   -----------
   Net income (loss)..................   $  (1,768)    $  (2,513)   $  (4,056)   $  (3,523)   $      (933)
                                         =========     =========    =========    =========    -----------
   Basic and diluted loss per share...   $   (0.46)    $   (0.58)   $   (0.85)   $   (0.58)   $     (0.15)
                                         =========     =========    =========    =========    -----------
   Weighted average number of
      shares outstanding..............        3,812         4,306        4,792        6,068         6,099

                                                                   Year Ended December 31,
                                        -------------------------------------------------------------------
                                            1995          1996         1997          1998          1999
                                        -----------    ----------   ----------   ----------   -------------
Balance Sheet Data:
Cash and cash equivalents.............  $       555    $      609   $       998  $      443    $         3
Working capital (deficit).............          696           151         4,183         871            715
Total assets..........................        3,046         4,567        10,108       5,828          5,973
Long-term debt, less current maturities         597          2,657          196         167             95
Total stockholders' equity (deficiency)         554         (1,596)       4,855       1,222          1,242


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

         The Company derives its revenue primarily from long-term, fixed-price contracts. Earnings are recognized based upon the Company's estimates of the cost and percentage of completion of individual contracts. Earned revenue equal the project's total contract amount multiplied by the proportion that direct project costs incurred on a project bear to estimated total project costs. Project costs include direct labor and benefits, direct material, subcontract costs, project related travel and other direct expenses.

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


                                                                     Year Ended December 31,
                                                    ---------------------------------------------------------
                                                          1996           1997           1998          1999
                                                         -----           ----          -----         -----
Earned revenues..................................          100.0%         100.0%         100.0%        100.0%
Provision for contract adjustment................            -              -             37.6           -
Cost of earned revenues..........................           75.8           80.9           72.3          70.0
                                                    ------------   ------------   ------------   -----------
   Gross profit..................................           24.2           19.1           (9.9)         30.0
Selling, general and administrative
   expenses......................................           63.5           30.9           66.8          36.5
Provision for legal judgment.....................              -           18.1          (25.0)           -
                                                    ------------   ------------   ------------   ----------
   Operating income (loss).......................          (39.3)         (29.9)         (51.7)         (6.5)
Gains (loss) on sale of plant and equipment......            -              -            (0.08)          -
Interest and financing fees......................           (4.2)          (4.2)          (2.7)         (2.4)
Interest and other income........................            0.4            0.7            2.0           0.1
                                                    ------------   ------------   ------------   -----------
   Net income (loss).............................          (43.1)%        (33.4)%       (53.2)%         (8.8)%
                                                    =============  =============  ============   ===========

Year Ended December 31, 1999 Compared with Year Ended December 31, 1998

         Revenues increased by 60% from $6.6 million in 1998 to $10.6 million in 1999. The increase was due to a significant increase in the Company's business base and several significant projects with the Company's existing customers.

         Cost of earned revenues increased from $4.8 million in 1998 to $7.4 million in 1999, primarily due to the increase in revenues. Gross margin increased from (9.9)% in 1998 to 30% in 1999.

     Selling, general and administration expenses decreased by 11% from $4.4 million in 1998 to $3.9 million in 1999. Without the $0.4 million increase to reserves for doubtful accounts, the decrease in selling, general, and administrative expenses would have been 21%. Overhead salaries, rent and other costs were significantly reduced during 1999.

         Interest expense and financing fees increased 44% from $0.18 million in 1998 to $0.26 million in 1999 due to the increased use of an asset based credit facility.

         Net loss improved from a net loss of $3.5 million in 1998 to a net loss of $0.93 million in 1999. Without the additional $0.4 million reserved for doubtful accounts, the 1999 loss was $0.56 million. This improvement was primarily due to a significant increase in revenue and gross margin as well as a decrease in selling, general and administrative costs.

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

         Selling, general and administration expenses increased by 16% from $3.8 million in 1997 to $4.4 million in 1998. Overhead salaries increased by $0.4 million from the previous years as project staff worked less on jobs due to the decreased revenues and as a result of overlap during a transition to new corporate management. Professional fees increased by $0.1 million for recruiting fees for new corporate officers.

         The Company reversed accrued expenses in the amount of $1.7 million due to the January 1999 reversal of a judgment in a lawsuit against the Company.

         Interest expense and financing fees decreased 64.7% from $0.1 million in 1997 to $0.8 million in 1998 due to a decrease in outstanding indebtedness resulting from the repayment of the subordinate debentures in October 1997.

         Net loss improved from a net loss of $4.1 million in 1997 to a net loss of $3.5 million in 1998. This improvement was primarily due to the reversal of accrued expenses.

Year Ended December 31, 1997 Compared With Year Ended December 31, 1996

         Revenues increased by 108.6% from $5.8 million in 1996 to $12.1 million in 1997. The increase was due to work completed for new clients and an increase in work completed on existing projects. Revenues from the World Trade Center project, which commenced in October 1996, increased from $1.6 million in 1996 to $6.6 million in 1997. In addition, revenues from the Metropolitan Washington Airport Authority increased from $1.2 million in 1996 to $2.5 million in 1997. In addition, $0.1 million of revenue was recognized in 1997 on a project for which all of the costs were accrued during 1996.

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

         Selling, general and administrative expenses increased by 2.7% from $3.7 million in 1996 to $3.8 million in 1997, due to a $0.2 million increase in salaries and consulting fees offset by a $0.1 million decrease in professional fees

         In November 1997 SecuraComm Consulting, Inc. was awarded a $1.9 million judgment in a lawsuit against the Company. The Company recorded an expense of $2.2 million to cover the judgment, including anticipated legal fees. The judgment was reversed in January 1999. See Item 3-Legal Proceedings.

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

         During April 1998, the Board of Directors approved the issuance of up to $2.0 million of convertible subordinated debentures to provide additional working capital. As of May 13, 1998, the Company had issued and sold $1,450,000 of debentures. The Company sold an additional $400,000 of debentures as of August 25, 1998. The debentures have an interest rate of 10%, are due on December 31, 1999 and are convertible into common stock of the Company at $8.50 per share. In addition, the holders were issued 100 warrants for each $1,000 of investment with an exercise price of $2.50 and a term of three years. The value of the warrants of $71,394 was determined based upon the Black Scholes Valuation Model and was recorded as additional paid-in capital. 93,000 warrants were outstanding at December 31, 1999.

         During February 1999, the $1.9 million the Company was required to post as collateral for a bond pending its appeal of a law suit was released when the trial court's judgment was reversed. The Company paid off $0.9 million of the convertible subordinated debentures during the first quarter 1999. In September 1999 all of the holders of the remaining subordinated debentures agreed to exchange their notes for the Company's common stock valued at $1.50 per share. Additionally, to support the significant increase in business, the Board approved a private placement of 500,000 shares at $1.50 per share, which was subsequently increased to 1,204,855 shares. The board also approved the sale of up to 21% equity in the company to a minority partner. Netcom Solutions International subsequently purchased approximately 8% or 700,000 shares of the Company at $1.50 per share. As of March 23, 2000, all of these transactions had been completed. In summary, $930,000 of debt was converted to equity, $1.8 million was received by the private placement and $1.05 million in the form of cash and a short-term note was received from the sale of a minority interest.

         As of December 31, 1999 the Company had $.003 million in unrestricted cash and working capital. With the infusion of capital from the private placement and with operating cash flow, the Company believes it will be able to fund its cash requirements for the remainder of the year.

Forward-Looking Statements

         This Form 10-K includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act. All statements, other than statements of historical fact, included in this Form 10-K that address activities, events, or developments that the Company expects, projects, believes, or anticipates will or may occur in the future, including matters having to do with existing or future contracts, the Company's ability to fund its operations and repay debt, business strategies, expansion and growth of operations and other such matters, are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. These statements are subject to a number of assumptions, risks and uncertainties, including general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, the Company's performance on its current contracts and its success in obtaining new contracts, the Company's ability to attract and retain qualified employees, and other factors, many of which are beyond the Company's control. You are cautioned that these forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in such statements.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk.

         Not Applicable.

Item 8.  Financial Statements.

         The Financial Statements of the Company, together with the reports thereon of Grant Thorton LLP dated March 3, 1999 and Keller, Bruner & Co., LLP dated March 24, 2000 are listed in Item 14(a)(1) and are included at the end of this Report on Form 10-K, beginning on page F-1, and are incorporated herein by reference.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


         On December 3, 1999, the Company dismissed Grant Thornton LLP ("Grant Thornton") as its independent auditors and on December 7, 1999 appointed Keller Bruner & Co., LLP ("Keller Bruner") as its independent auditors for the fiscal year ending December 31, 1999. The decision to dismiss Grant Thornton and to retain Keller Bruner was recommended by the Registrant's audit committee and approved by its Board of Directors.

         The reports of Grant Thornton as of and for the fiscal years ended December 31, 1998 and 1997 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended December 31, 1998 and 1997, and during the subsequent interim periods prior to December 3, 1999, there were no (i) disagreements between Grant Thornton and the Registrant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports on the Registrant's financial statements, or (ii) "reportable events" within the meaning of Item 304(a)(1)(v) of Regulation S-K promulgated under the Securities Act of 1933, as amended.

         On December 7, 1999, the Company engaged the certified public accounting firm of Keller Bruner & Co., LLP to serve as its principal independent accounting firm to audit its financial statements for the year ended December 31, 1999. Prior to the engagement of Keller Bruner, the Registrant did not consult with such firm on any accounting, auditing or financial reporting issue.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant.

         The information required by Item 10 will be contained in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders under the captions "Directors and Nominees" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934."

Item 11.  Executive Compensation.

         The information required by Item 11 will be contained in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders under the caption "Executive Compensation", and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The information required by Item 12 will be contained in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders under the caption "Common Stock Ownership of Certain Beneficial Owners and Management", and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

         The information required by Item 13 will be contained in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders under the caption "Compensation Committee Interlocks and Insider Participation and Certain Transactions", and is incorporated herein by reference.

                                     Part IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a) (1) List of Financial Statements. The following is a list of the financial statements included at the end of this Report of Form 10-K beginning on page F-1:

         Reports of Independent Certified Public Accountants
         Balance Sheets as of December 31, 1999 and 1998
         Statements of Operations for the Years Ended December 31, 1999, 1998
              and 1997
         Statement of Stockholders' Equity (Deficiency) for the Years
              Ended December 31, 1999, 1998 and 1997
         Statements of Cash Flows for the Years Ended December 31, 1999,
              1998 and 1997
         Notes to Financial Statements

              (2)  List of Financial Statement Schedules.

              Schedule II - Valuation and Qualifying Accounts

              All other schedules have been omitted because they are not applicable or not required, or the required information is provided in the financial statements or notes thereto.

         (b)  Reports on Form 8-K.

              The Company filed a report on Form 8-K on December 10, 1999 to report a change in its independent public accountants under Item 4 of the report. The report was amended on December 23, 1999.

         (c) List of Exhibits. The following is a list of exhibits furnished. Copies of exhibits will be furnished upon written request of any stockholder at a charge of $.25 per page plus postage.

Exhibit

Number                                      Exhibit

3.1           Form of Restated Certificate of Incorporation1
3.2           Form of Bylaws1
4             Form of Rights Agreement1
10.1          Stock Option Plan1
10.2          Employment Agreement with Ronald C. Thomas1
10.4          Consulting Agreement with Wirt D. Walker, III1
11            Computation of Net Income (Loss) Per Share
23.1          Consent of Grant Thornton LLP
23.2          Consent of Keller, Bruner & Co., LLP
27            Financial Data Schedule

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

                                STRATESEC INCORPORATED


                            By: /s/BARRY W. MCDANIEL
                             -------------------------------
                                 Barry W. McDaniel
                               President and Chief Operating Officer

         Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature                                                 Title                                  Date

/s/ BARRY W. MCDANIEL                        President, Chief Operating                     March 30, 2000
--------------------------------------       Officer
Barry W. McDaniel                            (Principal Executive Officer)


/s/ WIRT D. WALKER, III                      Chairman and Director                          March 30, 2000
--------------------------------------
Wirt D. Walker, III

/S/ ALBERT V. GRAVES                         Vice President Finance                         March 30, 2000
--------------------------------------
Albert V. Graves                             (Principal Accounting Officer)


/s/ MISHAL YOUSEF SOUD AL SABAH
--------------------------------------
Mishal Yousef Soud Al Sabah                  Director                                       March 30, 2000


/s/ ROBERT B. SMITH, JR.                     Director                                       March 30, 2000
--------------------------------------
Robert B. Smith, Jr.

/s/ JAMES A. ABRAHAMSON                      Director                                       March 30, 2000
--------------------------------------
James A. Abrahamson


/s/ CHARLES W. ARCHER                        Director                                       March 30, 2000
--------------------------------------
Charles W. Archer

/s/ EMMIT J. MCHENRY                         Director                                       March 30, 2000
--------------------------------------
Emmit J. McHenry

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders
Stratesec, Incorporated

We have audited the accompanying balance sheet of Stratesec, Incorporated (formerly known as Securacom, Incorporated), as of December 31, 1999, and the related statements of operations, changes in shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stratesec, Incorporated, as of December 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

We have also audited Schedule II of Stratesec, Incorporated, for the year ended December 31, 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

KELLER BRUNER & COMPANY, LLP

Frederick, Maryland
March 24, 2000

Report of Independent Certified Public Accountants

Board of Directors and Shareholders
   Stratesec, Incorporated

We have audited the accompanying balance sheets of Stratesec, Incorporated (formerly known as Securacom, Incorporated), as of December 31, 1997 and 1998, and the related statements of operations, shareholders' equity (deficit), and cash flows for the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stratesec, Incorporated, as of December 31, 1997 and 1998, and the results of its operations and its cash flows for the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


GRANT THORNTON LLP

Vienna, Virginia
March 3, 1999

STRATESEC, INCORPORTED

BALANCE SHEETS
December 31, 1999 and 1998



ASSETS                                                                           1999                    1998
-------------------------------------------------------------------------------------------------------------------
Current Assets

   Cash and cash equivalents                                            $            2,831       $          442,582
   Cash - restricted                                                                     -                1,900,000
   Accounts receivable, net of allowance for doubtful
     accounts of $675,000 in 1999 and $303,000 in 1998                           2,233,262                1,297,176
   Costs and estimated earnings in excess of billings on
     uncompleted contracts                                                       2,865,886                1,440,485
   Inventory, net of allowance of $40,000 in 1999 and
     $184,000 in 1998                                                              245,903                   57,058
   Prepaid expenses                                                                  4,490                  171,404

                                                                        ------------------       ------------------
               Total current assets                                              5,352,372                5,308,705
Property and Equipment, net                                                        546,520                  460,932
Other Assets                                                                        74,576                   58,099
                                                                        ------------------       ------------------
                                                                        $        5,973,468       $        5,827,736
                                                                        ==================       ==================
LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------
Current Liabilities

   Line of Credit                                                       $          771,532       $                -
   Current maturities of capital lease obligations                                  72,860                   68,672
   Accounts payable                                                              2,931,260                1,455,840
   Billings in excess of costs and estimated earnings
     on uncompleted contracts                                                      234,338                  102,132
   Accrued expenses and other                                                      627,156                1,008,955
   Notes payable                                                                         -                1,802,404
                                                                        ------------------        -----------------
               Total current liabilities                                         4,637,146                4,438,003
                                                                        ------------------        -----------------
Long-Term Liabilities

   Capital lease obligations, less current maturities                               94,570                  167,430
                                                                        ------------------        -----------------
Commitments and Contingencies                                                            -                        -
Shareholders' Equity
   Common stock, $.01 par value per share; authorized
     20,000,000 shares; 6,890,189 issued and 6,638,189
     outstanding shares in 1999 and 6,103,522
     issued and 5,973,522 outstanding shares in 1998                                68,902                   61,035
   Treasury stock; 252,000 shares in 1999 and
     130,000 shares in 1998                                                       (409,564)                (181,851)
   Additional paid-in capital                                                   22,315,957               21,143,824
   Accumulated deficit                                                         (20,733,543)             (19,800,705)
                                                                        ------------------        -----------------
                                                                                 1,241,752                1,222,303
                                                                        ------------------        -----------------
                                                                        $        5,973,468       $        5,827,736
                                                                        ==================       ==================





See Notes to Financial Statements.

STRATESEC, INCORPORTED

STATEMENTS OF OPERATIONS
Years Ended December 31, 1999, 1998 and 1997



                                                         1999                    1998                    1997
                                                 -----------------      ------------------        -----------------
Earned revenue                                   $      10,631,131      $        6,624,523        $      12,132,924
Cost of earned revenue                                   7,443,087               4,792,838                9,806,681
Provision for contract adjustment                                -               2,491,156                        -
                                                 -----------------      ------------------        -----------------

               Gross profit (loss)                       3,188,044                (659,471)               2,326,243

Selling, general and administrative
 expenses                                                3,878,103               4,426,339                3,755,965
Provision (recovery) for legal judgment                          -              (1,655,000)               2,200,000

                                                 -----------------      ------------------        -----------------

               Operating loss                             (690,059)             (3,430,810)              (3,629,722)

Gain (loss) on sale of equipment                             1,601                 (45,000)                       -
Interest and financing fees                               (258,984)               (180,184)                (514,891)
Interest and other income                                   14,604                 133,294                   88,873
                                                 -----------------      ------------------        -----------------
               Net loss                          $        (932,838)     $       (3,522,700)      $       (4,055,740)
                                                 =================      ==================        =================

Basic and diluted net loss per share             $            (.15)     $             (.58)      $            (.85)
                                                 =================      ==================        =================

Weighted-average shares outstanding                      6,099,435               6,068,000                4,792,000
                                                 =================      ==================        =================



See Notes to Financial Statements.

STRATESEC, INCORPORTED

STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 1999, 1998 and 1997


                                                                                       Additional                    Total
                                    Common Stock               Treasury Stock            Paid-in   Accumulated   Shareholders'
                              ------------------------    ------------------------
                                 Shares       Amount       Shares         Amount         Capital     Deficit        Equity
------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1997     4,434,140  $    44,341            -     $         -  $ 10,582,197  $(12,222,265) $  (1,595,727)

Net loss                               -            -            -               -             -    (4,055,740)    (4,055,740)
Proceeds from issuance of
  common stock                 1,400,000       14,000            -               -    10,533,455             -     10,547,455
Common stock issuance costs            -            -            -               -      (811,910)            -       (811,910)
Exercise of warrants             269,382        2,694            -               -       706,688             -        709,382
Issuance of warrants                   -            -            -               -        62,000             -         62,000

------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997   6,103,522       61,035            -               -    21,072,430   (16,278,005)     4,855,460

Net loss                               -            -            -               -             -    (3,522,700)    (3,522,700)

Purchase of treasury stock             -            -     (130,000)       (181,851)            -             -       (181,851)
Issuance of warrants                   -            -            -               -        71,394             -         71,394

------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998   6,103,522       61,035     (130,000)       (181,851)   21,143,824   (19,800,705)     1,222,303

Net loss                               -            -            -               -             -      (932,838)      (932,838)

Purchase of treasury stock             -            -     (122,000)       (227,713)            -             -       (227,713)
Conversion of debenture bonds
  to common  stock               620,000        6,200            -               -       923,800             -        930,000
Private placement of common
  stock                          166,667        1,667            -               -       248,333             -        250,000

------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999   6,890,189  $    68,902     (252,000)    $  (409,564) $ 22,315,957  $(20,733,543) $   1,241,752

==============================================================================================================================


See Notes to Financial Statements.

STRATESEC, INCORPORTED

STATEMENTS OF CASH FLOWS
Years Ended December 31, 1999, 1998 and 1997


-------------------------------------------------------------------------------------------------------------------
                                                         1999                    1998                    1997
-------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities

   Net loss                                      $        (932,838)     $       (3,522,700)      $       (4,055,740)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Provision (recovery) for
        legal judgment                                           -              (1,655,000)               2,200,000
      Provision for bad debts and obsolete
        inventory                                          228,371                 437,038                    6,000
      Depreciation and amortization                        161,973                 135,957                  143,298
      Loss (gain) on sale of equipment                      (1,601)                 44,746                        -
      Amortization of debt discount                              -                  23,798                  171,000
      Transfer to property and equipment
        from inventory                                    (140,308)                      -                        -
      Changes in assets and liabilities:
         (Increase) decrease in:
           Restricted cash                               1,900,000                 163,539               (2,063,539)
           Accounts receivable                          (1,308,086)              1,779,955               (1,559,086)
           Costs and estimated earnings in
            excess of billings on uncompleted
            contracts                                   (1,425,401)                667,649                 (959,574)
           Inventory                                       (45,216)                357,728                 (598,415)
           Prepaid expenses and other                      166,914                 (30,534)                 (19,933)
           Other assets                                    (16,477)                 70,315                   67,389
         Increase (decrease) in:
           Accounts payable                              1,475,420                (541,174)                (742,257)
           Billings in excess of costs and
            estimated earnings on uncompleted
            contracts                                      132,206                  32,398                  (33,450)
           Accrued expenses and other                     (381,799)               (274,833)                  97,283

                                                  -----------------------------------------------------------------
               Net cash (used in)

                operating activities                      (186,842)             (2,311,118)              (7,347,024)

                                                  -----------------------------------------------------------------

Cash Flows from Investing Activities

   Sale of equipment                                         9,833                 240,000                        -
   Acquisition of property and equipment                  (115,485)                (92,087)                 (24,787)

                                                  -----------------------------------------------------------------
               Net cash (used in) provided
                by investing activities                   (105,652)                147,913                  (24,787)

                                                  -----------------------------------------------------------------

STRATESEC, INCORPORTED

Years Ended December 31, 1999, 1998 and 1997


                                                         1999                    1998                    1997
                                                 ------------------------------------------------------------------
Cash Flows from Financing Activities
   Proceeds from notes payable
    and warrants                                 $               -      $        1,850,000       $          700,000
   Purchase of treasury stock                             (227,713)               (181,851)                       -
   Principal payments on notes payable
    to shareholder                                               -                       -               (3,350,000)
   Principal payments of capital
    lease obligations                                      (68,672)                (60,674)                 (34,144)
   Proceeds from issuance of common stock
    and exercise of warrants                                     -                       -               11,256,837
   Common stock issuance costs                                   -                       -                 (811,910)
   Proceeds from line of credit                            771,532                       -                        -
   Principal payments on debentures                       (872,404)                      -                        -
   Proceeds from private placement of
    common stock                                           250,000                       -                        -

                                                 ------------------------------------------------------------------
               Net cash (used in) provided
                by financing activities                   (147,257)              1,607,475                7,760,783

                                                 ------------------------------------------------------------------

               Net increase (decrease) in
                cash and cash equivalents                 (439,751)               (555,730)                 388,972

Cash and cash equivalents
   Beginning                                               442,582                 998,312                  609,342

                                                 ------------------------------------------------------------------

   Ending                                        $           2,831           $      442,582          $      998,314

                                                 ==================================================================

Supplemental Disclosures of Cash Flow Information
    Cash paid during the year for:

      Interest expense                           $         318,182      $           70,000       $          385,000
      Income taxes                               $               -      $                -       $           30,000

Supplemental Schedule of Noncash Financing and
 Investing Activities

   Conversion of debenture bonds
     to common stock                             $         930,000      $                -       $                -
   Acquisition of equipment
     through capital leases                      $               -      $           50,000       $          144,000





See Notes to Financial Statements.

STRATESEC, INCORPORATED

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note 1.    Nature of Business and Significant Accounting Policies

Stratesec, Incorporated (the Company), formerly known as Securacom, Incorporated, is a provider of comprehensive security solutions for large commercial and government facilities worldwide. At December 31, 1996, the Company was approximately 91 percent owned by KuwAm Corporation; two private investment partnerships of which KuwAm serves as general partner, Special Situations Investment Holdings, Ltd., and Special Situations Investment Holdings L.P.II; and certain individual limited partners of the investment partnerships (the KuwAm Group). On October 1, 1997, the Company completed an initial public offering and sold 1,400,000 shares of common stock and the KuwAm Group sold 808,000 shares of stock. At December 31, 1999 and 1998, the KuwAm Group owned approximately 47 percent and 31 percent of the Company, respectively.

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

Revenue recognition: The Company derives its revenue principally from long-term contracts which are generally on a fixed-price basis. Earnings are recognized on the basis of the Company's estimates of the percentage of completion of individual contracts, whereby total estimated income is earned based upon the proportion that costs incurred bear to the Company's estimate of total contract costs.

The percentage of completion of individual contracts includes management's best estimates of the amounts expected to be realized on the contracts. It is at least reasonably possible that the amounts the Company will ultimately realize could differ materially in the near term from the amounts estimated in arriving at the earned revenue and costs and estimated earnings in excess of billings on uncompleted contracts.

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

Cash and cash equivalents: The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Inventory: Inventory consisting of equipment and parts held for sale is stated at the lower of cost or market, with cost being determined by the first-in, first-out method.

Property and equipment: Property and equipment are stated at cost. Depreciation is provided using the straight-line method based on the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the economic life of the improvements or the lease term.

STRATESEC, INCORPORATED

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



Note 1.    Nature of Business and Significant Accounting Policies (Continued)

Income taxes: The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Use of estimates: In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In addition, the Company estimates an allowance for doubtful accounts based on the creditworthiness of its clients, as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimate.

Concentrations of credit risk and fair value of financial instruments: The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash, money market funds and trade accounts receivable. The Company places its cash and money market funds with high credit quality institutions. In general, such investments exceed the FDIC insurance limit.

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

Loss per share:  The  Company has adopted  SFAS No.  128,  "Earnings  Per Share"
(EPS), which requires public companies to present basic earnings per share and, if applicable, diluted earnings per share. Basic EPS is based on the weighted-average number of common shares outstanding without consideration of common stock equivalents. Diluted earnings per share is based on the weighted-average number of common and common equivalent shares outstanding. When dilutive, the calculation takes into account the shares that may be issued upon exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the year.

Stock options and warrants have not been included in the calculation of diluted earnings per share as their inclusion would be antidilutive.

STRATESEC, INCORPORATED
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note 2.    Operations

As shown in the accompanying financial statements, the Company has incurred recurring operating losses and has an accumulated deficit of $20,733,543 at December 31, 1999. In such circumstances, the Company's continued existence is dependent upon its ability to generate profitable operations and, if necessary, secure financing to fund future operations. Management is addressing these matters by cutting overhead expenses and reorganizing the Company's management structure. As discussed in Note 14, the Company has secured additional financing to meet its 2000 operating requirements. There can be no assurance that additional financing will be available in the future.

Note 3.    Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts are as follows at December 31:

                                                 1999                 1998
-------------------------------------------------------------------------------
Costs incurred on contracts               $    26,431,919       $    18,988,832
Estimated earnings                              8,412,885             5,289,572

-------------------------------------------------------------------------------
                                               34,844,804            24,278,404
   Less billings to date                       32,213,256            22,940,051

-------------------------------------------------------------------------------
                                          $     2,631,548       $     1,338,353

===============================================================================

In addition, included in accounts receivable at December 31, 1999 and 1998, were retainages of approximately $30,600 and $45,000, respectively, which are anticipated to be collected within one year.

During the third quarter of 1998, the Company negotiated a final settlement on a major contract. As a result of the adjustments, revenue and gross margin for 1998 were reduced by $2,491,000.

During the fourth quarter of 1997, the Company revised its estimate of cost to complete on several contracts. As a result of the adjustments, revenues and gross margin for 1997 were reduced by $1,248,000.

STRATESEC, INCORPORATED
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



Note 4.    Property and Equipment

Property and equipment are summarized as follows at December 31:

                                                  Useful Lives                   1999                    1998
-------------------------------------------------------------------------------------------------------------------
Cars                                                   3 years          $           27,492       $           27,492
Computer equipment                                     5 years                     476,059                  277,263
Equipment and fixtures                                10 years                     565,775                  565,128
Leasehold improvements                                 5 years                      97,451                   68,739
Computer software                                      3 years                      48,193                   28,787
-------------------------------------------------------------------------------------------------------------------
                                                                                 1,214,970                  967,409
   Less:  Accumulated depreciation
           and amortization                                                        668,450                  506,477
-------------------------------------------------------------------------------------------------------------------
                                                                        $          546,520       $          460,932
===================================================================================================================


Note 5.    Notes Payable

During the years ended December 31, 1997 and 1996, the Company issued subordinated debentures to the KuwAm Group totaling $3,250,000 with 478,580 of warrants to purchase common stock of the Company at $7.00 per share. The debentures bore interest at 10 percent and were repaid in full from the proceeds of the initial public offering. The value of the warrants of $176,000 was determined based upon an appraisal of the securities by an independent firm and was recorded as additional paid-in capital. All 478,580 warrants are outstanding at December 31, 1999.

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

Interest expense on the notes amounted to approximately $0, $136,000 and $413,000 for the years ended December 31, 1999, 1998 and 1997, respectively. During February 1999, the Company paid $872,404 of the outstanding $1,802,404 debt at December 31, 1998. During September 1999, the remaining $930,000 of debentures were converted to 620,000 shares of common stock at $1.50 per share.

STRATESEC, INCORPORATED
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



Note 6.    Accrued Expenses

Accrued expenses and other are summarized as follows for the year ended December 31:

                                              1999                    1998
--------------------------------------------------------------------------------
Legal judgment                       $          262,290          $       262,290
Payroll & withholdings                           68,245                   78,419
Professional fees                                     -                   34,796
Deferred rent obligation                              -                   54,504
Sales tax                                        38,649                   90,221
Interest and foreign tax                              -                  227,656
Other                                           257,972                  261,069
--------------------------------------------------------------------------------
                                     $          627,156       $        1,008,955
================================================================================

Note 7.    Obligations Under Capital Lease Agreements

The Company has entered into various capital lease agreements for equipment with a cost of approximately $342,000 at December 31, 1999 and 1998. The leases expire at various times through 2002. The related future minimum lease payments, as of December 31, 1999, are as follows:

Years ending December 31,
-----------------------------------------------------------------------
2000                                                 $          106,048
2001                                                             70,399
2002                                                             25,813
-----------------------------------------------------------------------
                                                                202,260

               Amount representing interest                     (34,830)
-----------------------------------------------------------------------
                                                     $          167,430
=======================================================================

The net book value of assets held under capitalized leases at December 31, 1999 was $141,034.

Note 8.    Related Party Transactions

The Company had agreements (the Agreements) with KuwAm Corporation (KuwAm) whereby the Company paid a fee of 5 percent of the capital raised from the private sale of common stock and subordinated debentures under the Agreements. The Company incurred approximately $35,000 of investment banking fees under the Agreements during 1997, which have been recorded as a reduction of proceeds from sales of equity securities and interest and financing fees for sales of subordinated debentures. There were no fees incurred in 1999 or 1998.

The Company issued subordinated debentures in the amount of $1,850,000 with 185,000 warrants attached and incurred related interest to the KuwAm Corporation and other related parties of $0 and $180,992 for the years ended December 31, 1999 and 1998 respectively. In 1999, the Company paid, in two separate transactions, $872,404 and issued 620,000 shares of common stock to extinguish the debt.

STRATESEC, INCORPORATED
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



Note 8.    Related Party Transactions (Continued)

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

During 1999, the Company sold 166,667 shares of common stock in a private placement at a price of $1.50 per share to two related parties.

Note 9.    Initial Public Offering

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

Note 10. Employee Stock Warrants and Options

In 1997, the board of directors approved the adoption of the 1997 Stock Option Plan. The 1997 Stock Option Plan provides for the grant of nonqualified options to purchase up to 500,000 shares of the Company's common stock and was amended to increase the grant of options up to 1.2 million shares. Options may be granted to employees, officers, directors and consultants of the Company for the purchase of common stock of the Company at a price not less than the fair market value of the common stock on the date of the grant. In December 1997, 15,000 options were issued to a new director at $8.625 per share. In February 1998, the Company issued to employees and directors an additional 180,000 options at $2.375 per share. In June and September 1998, 145,000 and 20,000 additional options, respectively, were issued to employees and directors at $1.50 per share. At various times throughout 1999, 727,500 additional options were issued to employees and directors at prices ranging between $1.25 and $1.88 per share.

During 1996, the Company granted nonqualified options to purchase shares of the Company's stock. The options were granted on a discretionary basis. In January 1996, 50,000 options were granted, and in June 1996, 75,000 options were granted. All 1996 options expired in 1999.

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

However, SFAS No. 123, "Accounting for Stock-Based Compensation," requires presentation of pro forma net income and earnings per share as if the Company had accounted for its employee stock warrants and options, granted subsequent to December 31, 1994,

STRATESEC, INCORPORATED
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note 10. Employee Stock Warrants and Options (Continued)

under the fair value method of that statement. For purposes of pro forma disclosure, the estimated fair value of the warrants and options is amortized to expense over the vesting period. Under the fair value method, the Company's net loss in 1999 would have increased by $186,000 or $.03 per share on a basic and diluted basis. Under the fair value method, the Company's net loss in 1998 would have increased by $109,000 or $.01 per share on a basic and diluted basis. Under the fair value method, the Company's net loss in 1997 would have increased by $60,000 or $.01 per share on a basic and diluted basis.

The weighted-average fair value of the individual warrants and options granted during 1997, 1998 and 1999 is estimated as $1.13, $.29 and $1.22, respectively, on the date of grant. The fair values were determined using a Black-Scholes option-pricing model with the following assumptions:

--------------------------------------------------------------------------------
                                        1999             1998             1997
--------------------------------------------------------------------------------
Dividend yield -                          -                -
Volatility                              125%              50%              50%
Risk-free interest rate                 6.48             5.50             6.18
Expected life                         3 years          3 years          3 years


Stock warrant and option activity during 1999 - 1997 is summarized below:


                                                                           Shares of Common            Weighted
                                                                          Stock Attributable       Average Exercise
                                                                              To Warrants          Price of Warrants
                                                                              and Options             and Options
-------------------------------------------------------------------------------------------------------------------
Unexercised at January 1, 1997                                                  884,382                  5.10

   Granted                                                                      200,000                  7.12
   Exercised                                                                    269,382                  2.63
   Expired                                                                      100,000                  6.50

-------------------------------------------------------------------------------------------------------------------

Unexercised at December 31, 1997                                                715,000                  6.39

   Granted                                                                      505,000                  2.06
   Exercised                                                                          -                     -
   Expired                                                                      610,000                  4.82

-------------------------------------------------------------------------------------------------------------------

Unexercised at December 31, 1998                                                610,000                  4.87

   Granted                                                                      727,500                  1.65
   Exercised                                                                          -                     -
   Expired                                                                      174,500                  4.53

-------------------------------------------------------------------------------------------------------------------

Unexercised at December 31, 1999                                              1,163,000                  1.84

===================================================================================================================


STRATESEC, INCORPORATED
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



Note 10. Employee Stock Warrants and Options (Continued)

The  following  table   summarizes   information   concerning   outstanding  and
exercisable warrants and options at December 31, 1999:

                                                                           Weighted-Average
                                                                               Remaining             Warrants and
                                                        Number                Contractual               Options
           Exercise Price                             Outstanding            Life (Years)             Exercisable
-------------------------------------------------------------------------------------------------------------------
           $     8.625                                   15,000                   1.05                    10,000
                 2.375                                  170,000                   1.19                   113,333
                 2.50                                    93,000                   1.42                    31,000
                 1.500                                  354,500                   2.26                   105,000
                 1.875                                  385,500                   2.05                         -
                 1.250                                  145,000                   2.50                         -

Note 11. Income Taxes

Deferred tax attributes resulting from differences between financial accounting amounts and tax bases of assets and liabilities at December 31, 1999 and 1998, follow:

                                                      1999           1998
------------------------------------------------------------------------------
Current assets and liabilities
   Allowance for doubtful accounts               $     270,000   $     121,000
   Accrued vacation pay and other                       21,000          53,000
   Provision for legal judgment                        105,000         218,000
   Inventory allowance                                  16,000          74,000
                                                 -----------------------------
                                                       412,000         466,000
   Valuation allowance                                (412,000)       (466,000)
                                                 -----------------------------
Net current deferred tax asset (liability)       $           -   $           -
                                                 =============================

Noncurrent assets and liabilities
   Depreciation                                  $     (39,000)  $     (88,000)
   Net operating loss carryfoward                    7,849,000       7,484,000
                                                 -----------------------------
                                                     7,810,000       7,396,000
   Valuation allowance                              (7,810,000)     (7,396,000)
                                                 -----------------------------
Noncurrent deferred tax asset (liability)        $           -   $           -
                                                 =============================

STRATESEC, INCORPORATED
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note 11. Income Taxes (Continued)

The valuation allowance has been established for those loss carryforwards and temporary differences which are not presently considered likely to be realized.

The provision for income taxes differs from the effective tax rate used in the financial statements as a result of current year net operating losses, the benefit of which has not been recognized in the current year.

As of December 31, 1999, the Company has net operating loss carryforwards of approximately $19,600,000, which expire in 2002 through 2019.

In 1992, a major stockholder of the Company significantly increased his ownership of the Company. As a result of a complex set of rules limiting the utilization of net operating loss carryforwards in tax years following a corporate ownership change (enacted in the Tax Reform Act of 1986), the ability of the Company to utilize net operating losses of approximately $3.5 million may be limited.

Also, the shares issued in connection with the Company's initial public offering are expected to create an ownership change. However, based on the expected value of the Company immediately before such ownership change and the resulting limitation as defined, the Company expects to be able to utilize its net operating losses of approximately $8.7 million incurred after August 1992 through the date of the initial public offering. Utilization of losses incurred after the initial public offering may be limited by future ownership changes.

Note 12. Employee Benefit Arrangements

The Company established a contributory employee savings plan under Section 401(k) of the Internal Revenue Code. The Company contributes amounts to individual participant accounts based on specific provisions of the plan. The cost to the Company for the employer match under the plan was approximately $20,000, $16,000 and $17,000 for the years ended December 31, 1999, 1998 and
1997, respectively.

Note 13. Litigation Settlement

In January 1999, the Company received a favorable judgment in its appeal regarding litigation arising from its trademark case in 1997. This resulted in the reversal of accrued expenses of $1,655,000, net of $245,000 in previously awarded attorney fees which have been remended to the state court. The Company had restricted cash of $1,900,000 related to this judgment at December 31, 1998, which was released in February 1999.

Note 14. Commitments and Contingencies

Leases: The Company conducts all its operations from leased facilities consisting of its corporate headquarters and branch office locations. All facility leases are classified as operating leases with terms ranging from one to five years.

STRATESEC, INCORPORATED
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note 14. Commitments and Contingencies (Continued)

The following is a schedule by years of approximate future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1999:

Years ending December 31:

------------------------------------------------------------------------------
2000                                                        $          179,000
2001                                                                   141,000
2002                                                                    98,000
2003                                                                    25,000
------------------------------------------------------------------------------
                                                            $          443,000
==============================================================================

Rent expense for the years ended December 31, 1999, 1998 and 1997 was approximately $159,000, $345,000 and $248,000, respectively.

Employment and Consulting Agreements: In 1998, the Company entered into employment agreements with its executive vice president which provides for annual base salaries of $150,000. The agreements provide for an additional payment equal to three times the annual base salary if the executive is terminated due to a change in control as defined in the agreement. The Company also entered into a consulting agreement with its chairman (who is also managing partner of KuwAm Corporation) which provides for an annual consulting fee of $145,000 through March 31, 2002. As of February 1998, the annual base salaries under these agreements were reduced by 10 percent.

Note 15. Subsequent Event

In the first quarter of 2000 the Company completed a private placement of 1,038,188 shares of its common stock to a limited number of investors at a price of $1.50 per share for aggregate proceeds of $1,557,282. In addition, the Company sold 700,000 shares (representing approximately 8% of the total outstanding shares of the Company) of its common stock to a company at a price of $1.50 per share for aggregate proceeds of $1,050,000 consisting of cash of $500,000 and a note payable of $550,000, bearing interest at 8% due on June 15, 2000.

Note 16. Significant Clients

During the year ended December 31, 1999, contracts with three clients accounted for approximately 33 percent, 9 percent and 7 percent of earned revenue. For the year ended December 31, 1998, contracts with three clients accounted for approximately 35 percent, 20 percent and 9 percent of earned revenue. For the year ended December 31, 1997, two clients accounted for approximately 55 percent and 20 percent of earned revenue.

STRATESEC, INCORPORTED

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 1999, 1998 and 1997

                                                                   Additions
                                                        ----------------------------
                                             Balance        Charged        Charged                        Balance
                                               at          to Costs       to Other                        at End
                                            Beginning         and         Accounts       Deductions         of
     Description                            of Period      Expenses      (describe)      (describe)       Period
-------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1999,
   Allowance for Doubtful
   Accounts                             $    302,000   $    372,000    $          -   $          -      $   674,000
                                        ===========================================================================


Inventory Reserve                       $    183,000   $     40,000    $          -   $   (183,000) (B) $    40,000
                                        ===========================================================================

Year Ended December 31, 1998,
   Allowance for Doubtful
   Accounts                             $     49,000   $    253,000    $          -   $          -      $   302,000
                                        ===========================================================================

   Inventory Reserve                    $              $    183,000    $          -   $          -      $   183,000
                                        ===========================================================================

Year Ended December 31, 1997,
   Allowance for Doubtful
   Accounts                             $     42,000   $     43,000    $          -   $    (36,000) (A) $    49,000
                                        ===========================================================================






(A) Uncollectible accounts written off.

(B) Adjustment in inventory valuation.