Form 10-Q
period 2000-03-31
STRATESEC INC
filed 2000-05-15
CIK 1037453

SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549

                            FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended March 31, 2000

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

                                    Yes      X                No
                                         ------------


There were shares of Common Stock, par value $0.01 per share, outstanding at May , 2000.

STRATESEC INCORPORATED

Quarter ended March 31, 2000

Index

                                                                         Page

Part I.  Financial information

     Item 1.  Financial Statements...........................................3

         Balance Sheets as of December 31, 1999 and March 31, 2000
         (unaudited).........................................................3

         Statements of Operations for the three months ended
         March 31, 1999 and 2000 (unaudited).................................4

         Statements of Cash Flows for the three months ended
         March 31, 1999 and 2000 (unaudited).................................5

         Notes to Financial Statements.......................................6

     Item 2.  Management's Discussion and Analysis of

               Financial Condition and Results of Operations.................7

Part II.  Other information

     Item 1.  Legal Proceedings.............................................11

     Item 4.  Submission of Matters to a Vote of Security Holders...........11

     Item 6.   Exhibits and Reports on Form 8-K.............................12

     Signature..............................................................13

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                               STRATESEC INCORPORATED
                                                   BALANCE SHEETS

                                                                                   December 31,       March 31,
                                                                                       1999*          2000
                                                                                 --------------  ---------------
                                                                                                   (Unaudited)
        ASSETS
Current assets:
   Cash and cash equivalents..................................................   $        2,831  $      453,264
   Accounts receivable, net of allowance for doubtful
     accounts of $675,000 in 1999 and 2000....................................        2,233,262       3,937,008
   Costs and estimated earnings in excess of billings on
     uncompleted contracts....................................................        2,865,886       3,015,515
   Inventory, net of allowance of 40,000 in 1999 and 2000.....................          245,903         412,981
   Prepaid expenses...........................................................            4,490           3,143
                                                                                 --------------  --------------
        Total currents assets.................................................        5,352,372       7,821,911
Property and equipment, net...................................................          546,520         570,441
Other assets  ................................................................           74,576          75,126
                                                                                 --------------  --------------
                                                                                 $    5,973,468  $    8,467,478
                                                                                 ==============  ==============

        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Line of credit.............................................................   $      771,532  $    1,105,417
   Current maturities of capital lease obligations............................           72,860          80,000
   Accounts payable...........................................................        2,931,260       2,375,723
   Billings in excess of costs and estimated earnings on
     uncompleted contracts....................................................          234,338         324,397
   Accrued expenses and other.................................................          627,156         621,776
   Notes payable..............................................................               --              --
                                                                                 --------------  --------------
        Total current liabilities.............................................   $    4,637,146  $    4,507,313

Long-term liabilities:
   Capital lease obligations, less current maturities.........................           94,570          66,429

Shareholders' equity (deficiency):
   Common stock, $0.01 par value per share; authorized
     20,000,000 shares; 6,890,189 issued and 6,638,189
     outstanding shares in 1999 and8,628,377 issued and
     8,326,377 outstanding in 2000............................................           68,902          86,284
   Treasury stock 252,000 shares in 1999 and
     302,000 shares in 2000...................................................        (409,564)       (484,564)
   Additional paid-in capital.................................................       22,315,957      24,905,857
   Accumulated deficit........................................................     (20,733,543)    (20,613,841)
                                                                                 -------------   -------------
     Total shareholders' equity...............................................        1,241,752       3,893,736
                                                                                 --------------  --------------
     Total liabilities & shareholders' equity.................................   $    5,973,468  $    8,467,478
                                                                                 ==============  ==============



* Derived from audited financial statements as of December 31, 1999.

                                               STRATESEC INCORPORATED
                                              STATEMENTS OF OPERATIONS

                                                     (Unaudited)

                                                     Three Months Ended
                                                            March 31,

                                                     1999             2000
                                                 -------------   -------------
Earned Revenues................................  $   1,510,597   $   3,667,030
Cost of earned revenue.........................      1,181,397       2,231,988
                                                 -------------   -------------

  Gross profit.................................        329,200       1,435,042

Selling, general and administrative
   expenses....................................        578,022       1,230,443
                                                 -------------   -------------

  Operating income (loss)......................      (248,822)         204,599

Interest and financing fees....................       (55,989)        (85,370)
Interest and other income......................         12,165             473
                                                 -------------   -------------

  Net income (loss)............................  $   (292,646)   $     119,702
                                                  ===========     ============

Net income (loss) per share--basic.............         (0.05)            0.02
                                                  ============    =============

Net income per share--diluted..................            N/a   $        0.02
                                                  =============    ============

Weighted average common shares
   Outstanding-basic...........................      5,983,457       7,240,861
                                                 =============   =============

Weighted average common shares
   Outstanding-diluted.........................            n/a       7,547,893
                                                 =============   =============

                      STRATESEC INCORPORATED
                     STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                                                                     Three Months Ended
                                                                                            March 31,
                                                                                     1999            2000
                                                                                --------------  -------------
Cash flows from operating activities:
   Net income (loss).........................................................   $    (292,646)  $      119,702
                                                                                -------------   -------------
Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
     Depreciation and amortization...........................................           36,673          41,361
     Amortization of debt discount...........................................           11,899
Changes in operating assets and liabilities:

   Restricted cash...........................................................        1,900,000
   Accounts receivable.......................................................        (288,729)     (1,153,746)
Costs and estimated earnings in excess of
     billings on uncompleted contracts.......................................           19,615       (149,629)
Inventory....................................................................        (159,410)       (167,078)
   Prepaid expenses..........................................................            3,136           1,347
   Other assets..............................................................               --           (550)
   Accounts payable..........................................................        (288,857)       (555,537)
   Billings in excess of costs and estimated
     earnings on uncompleted contracts.......................................         (12,672)          90,059
   Accrued expenses and other................................................         (70,559)          (5,380)
                                                                                -------------   --------------
       Total adjustments.....................................................        1,151,096     (1,899,153)
                                                                                --------------  --------------
       Net cash from (used in) operating activities..........................          858,450     (1,779,451)

Cash flows from investing activities:

   Acquisition of plant and equipment........................................          (9,511)        (65,282)
                                                                                -------------   -------------
   Net cash provided (used) by investing activities..........................          (9,511)        (65,282)
                                                                                -------------   -------------

Cash flows from financing activities:

   Proceeds from line of credit..............................................               --         333,885
   Proceeds from private placement of common stock...........................                        2,057,282
   Principal payments on debentures..........................................        (920,000)              --
   Principal payments on capital lease obligations...........................         (11,228)        (21,001)
   Purchase of treasury stock................................................        (195,177)        (75,000)
                                                                                -------------   -------------
   Net cash provided by (used in) financing activities.......................      (1,126,405)       2,295,166
                                                                                --------------  --------------
Net (decrease) in cash and cash equivalents..................................        (277,466)         450,433
Cash and cash equivalents at beginning of period.............................          442,582           2,831
                                                                                --------------  --------------
Cash and cash equivalents at end of period...................................   $      165,116  $      453,264
                                                                                ==============  ==============

Supplemental Disclosures of Cash Flow Information:
   Cash paid for:
     Interest expense........................................................   $       55,989  $       85,370
     Income taxes............................................................   $           --  $           --

Supplemental Schedule of Non-cash Financing and
   Investing Activities:

     Sale of common stock by receipt of note receivable......................   $           --  $      550,000




                        NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation

         The unaudited balance sheet as of March 31, 2000 and unaudited statement of operations and statement of cash flows for the three months ended March 31, 1999 and 2000 are condensed financial statements prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they omit certain information included in complete financial statements and should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 30, 2000.

         In the opinion of the Company, the unaudited financial statements at March 31, 2000 and for the three months ended March 31, 1999 and 2000 include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for such periods. Results of operations for the three months ended March 31, 2000 are not necessarily indicative of results to be expected for the full year.

2.  Costs and Estimated Earnings on Uncompleted Contracts

         Costs and estimated earnings on uncompleted contracts at December 31, 1999 and March 31, 2000 which are expected to be collected within one year are as follows:

                                             December 31,   March 31,
                                                 1999          2000
                                          -------------  --------------
Costs incurred on contracts............  $   26,431,919  $   28,663,907
Estimated earnings......................      8,412,885       9,191,515
                                           ------------  --------------
                                             34,844,804      37,855,422
Less billings to date...................     32,213,256      35,164,304
                                           ------------  --------------
                                         $    2,631,548  $    2,691,118
                                         ==============  ==============

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

         The first quarter of 2000 continued the improvements in new business development. By the end of the first quarter the company had $20 million in backlog and follow-on projects identified with existing customers. During the first quarter the Company's strategy of adding large commercial clients with many facilities began to significantly expand the recurring revenue base from existing customers. The Company received over $5 million in new awards during the quarter. In addition, the Company added 10 new customers during the quarter. There were no customers lost during the quarter. The Company's focused marketing efforts to provide high quality integrated security systems to major commercial accounts will allow the companies to grow revenue and profits over the long term.

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

Results of Operations

         The  following  table sets  forth the  percentages  of earned  revenues
represented  by  certain  items   reflected  in  the  Company's   statements  of
operations:

                                                   Three Months Ended
                                                        March 31,
                                                   1999         2000
                                                  ---------  ----------
Earned revenues...................................  100.0%       100.0%
Cost of earned revenues...........................    78.2         60.9
                                                  --------   ----------
   Gross profit...................................    21.8         39.1
Selling general and administrative expenses.......    38.3         33.5
                                                  --------   ----------
   Operating income (loss)........................  (16.5)          5.6
Interest and financing fees.......................   (3.7)        (2.3)
Interest and other income.........................     0.8          0.0
                                                  --------   ----------

   Net income (loss).............................. (19.4)%         3.3%
                                                  ------     ---------

Three Months Ended March 31, 2000 Compared With Three Months Ended March 31,
1999

         Revenues increased by 142% from $1.5 million in the three months ended March 31, 1999 to $3.7 million in the three months ended March 31, 1999. The increase was due primarily to revenue of new customers and increased revenue from existing customers. The increase in revenue was primarily due to the growth of large commercial accounts such as MCI Worldcom and Nokia.

         Cost of earned revenues increased from $12 million in the three months ended March 31, 1999 to $2.2 million in the three months ended March 31, 2000, primarily due to the increase in revenues. Gross margin increased from 21.8% in the 1999 period to 39.1% in 2000. Margins improved due to improved pricing from key vendors on several large projects and higher rates for labor.

         Selling, general and administrative expenses increased 113% from $.6 million in the three months ended March 31, 1999 to $1.2 million in the three months ended March 31, 2000. The increase was primarily due to Company initiatives to increase business development, and to manage the increased business. The growth in selling, general and administrative expenses was proportionately less than the growth in revenues thereby decreasing the expenses as a percentage of revenues.

         Interest expense and financing fees increased from $0.06 million in the three months ended March 31, 1999 to $0.1 million in the three months ended March 31, 2000. The growth in Interest and Financing Fees was proportionately less than the growth in revenue thereby decreasing the Interest and Financing Fees as a percentage of revenue.

         Net loss improved from a net loss of $0.3 million in 1999 to net income of $0.1 million in 2000. The improvement was due to improved gross margins, constrained growth in selling, general and administrative expenses and dramatically improved revenue.

Liquidity and Capital Resources

         In October 1997, the Company completed its initial public offering of Common Stock, which resulted in net proceeds to the Company of approximately $9.7 million after payment of offering expenses by the Company. In the fourth quarter of 1997, the Company received proceeds of approximately $0.7 million upon the exercise of warrants to purchase 269,382 shares of Common Stock by employees. In October 1997, the Company used proceeds of the initial public offering to repay $3.4 million of outstanding notes payable.

         During April 1998, the Board of Directors approved the issuance of up to $2.0 million of convertible subordinated debentures to provide additional working capital. As of May 13, 1998, the Company had issued and sold $1,450,000 of debentures. The Company sold an additional $400,000 of debentures as of August 25, 1998. The debentures had an interest rate of 10%, were due on December 31, 1999 and were convertible into Common Stock of the Company at $8.50 per share. In addition, the holders were issued 100 warrants for each $1,000 of investment with an exercise price of $2.50 and a term of three years. The value of the warrants of $71,394 was determined based upon the Black Scholes Valuation Model and was recorded as additional paid-in capital.

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

         As of March 31, 2000, the Company had cash of $0.4 million and working capital of $0.7 million. The Company is pursuing obtaining financing/credit facilities to increase working capital to fund a significant ramp up of new business.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         [Any new or pending?]

Item 2.  Changes in Securities and Use of Proceeds.

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

STRATESEC INCORPORATED


 /s/BARRY MCDANIEL

Barry McDaniel
Chief Operating Officer

May     , 2000