Form 10-Q/A
period 2000-03-31
STRATESEC INC
filed 2000-05-19
CIK 1037453

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

                                    Yes      X                No
                                         ------------


There were 8,628,378 shares of Common Stock, par value $0.01 per share, outstanding at May 4, 2000.

This amendment is to delete Part II, Item 1, which was not applicable to this filing.

STRATESEC INCORPORATED

Quarter ended March 31, 2000

Index

                                                                Page

Part II.  Other information

     Item 2.  Changes in Securities and Use of Proceeds............11

     Item 6.   Exhibits and Reports on Form 8-K....................12

     Signature.....................................................13

PART II.  OTHER INFORMATION

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

         None

b.       Reports on Form 8-K.

         None

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATESEC INCORPORATED


 /s/BARRY MCDANIEL

Barry McDaniel
Chief Operating Officer

May 19, 2000