Form 10-Q
period 2000-06-30
STRATESEC INC
filed 2000-08-14
CIK 1037453

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

                                FORM 10-Q

     QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934.

                For the quarterly period ended June 30, 2000

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


                     Yes      X                No
                        ------------             ----------


There were 8,278,298 shares of Common Stock, par value $0.01 per share, outstanding at August 14, 2000.

STRATESEC INCORPORATED

Quarter ended June 30, 2000

Index


                                                                       Page

Part I.  Financial information

     Item 1.  Financial Statements.........................................3

         Balance Sheets as of December 31, 1999 and June 30, 2000
         (unaudited).......................................................3

         Statements of Operations for the three months ended
         June 30, 1999 and 2000 and the six months ended
         June 30, 1999 and 2000 (unaudited)................................4

         Statements of Cash Flows for the six months ended
         June 30, 1999 and 2000 (unaudited)................................5

         Notes to Financial Statements.....................................6

     Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations...............7

Part II.  Other information

     Item 4.  Submission of Matters to a Vote of Security Holders.........12

     Item 6.   Exhibits and Reports on Form 8-K...........................12

     Signature............................................................13

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                               STRATESEC INCORPORATED
                                                   BALANCE SHEETS

                                                                                   December 31      June 30,
                                                                                       1999*          2000
                                                                                  -------------  --------------
                                                                                                   (Unaudited)
        ASSETS
Current assets:
   Cash and cash equivalents..................................................   $        2,831  $      430,811
   Accounts receivable, net of allowance for doubtful
     accounts of $675,000 in 1999 and 132,000 in 2000.........................        2,233,262       4,542,495
   Costs and estimated earnings in excess of billings of
     uncompleted contracts....................................................        2,865,886       3,527,676
   Inventory, net of allowance of 40,000 in 1999 and 2000.....................          245,903         706,940
   Prepaid expenses...........................................................            4,490          15,278
                                                                                 --------------  --------------
        Total currents assets.................................................        5,352,372       9,223,200
Property and equipment, net...................................................          546,520         554,988
Other assets  ................................................................           74,576          78,126
                                                                                 --------------  --------------
                                                                                 $    5,973,468  $    9,856,314
                                                                                 ==============  ==============

        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Line of credit.............................................................   $      771,532  $    1,425,436
   Current maturities of capital lease obligations............................           72,860          88,000
   Accounts payable...........................................................        2,931,260       3,432,063
   Billings in excess of costs and estimated earnings on
     uncompleted contracts....................................................          234,338         257,819
   Accrued expenses and other.................................................          627,156         607,393
                                                                                 --------------  --------------
        Total current liabilities.............................................   $    4,637,146  $    5,810,711

Long-term liabilities:
   Capital lease obligations, less current maturities.........................           94,570          37,426

Shareholders' equity:
   Common  stock,  $0.01 par  value per  share;  authorized  20,000,000  shares;
     6,890,189  issued and  6,638,189  outstanding  shares in 1999  and8,628,377 issued and
     8,278,298 outstanding in 2000............................................           68,902          86,284
   Treasury stock 252,000 shares in 1999 and
     350,079 shares in 2000...................................................        (409,564)       (612,814)
   Additional paid-in capital.................................................       22,315,957      24,905,856
   Accumulated deficit........................................................     (20,733,543)    (20,371,149)
                                                                                 -------------   --------------
     Total shareholders' equity...............................................        1,241,752       4,008,177
                                                                                 --------------  --------------
     Total liabilities & shareholders' equity.................................   $    5,973,468  $    9,856,314
                                                                                 ==============  ==============
* Derived from audited financial statements as of December 31, 1999.

                                               STRATESEC INCORPORATED
                                              STATEMENTS OF OPERATIONS
                                                     (Unaudited)


                                                       Three Months Ended               Six Months Ended
                                                            June 30,                        June 30,
                                                     1999             2000           1999             2000
                                                 -------------   -------------   -------------   -------------
Earned Revenues................................  $   2,180,293   $   4,746,773   $   3,690,891   $   8,413,803
Cost of earned revenue.........................      1,402,699       3,380,586       2,584,096       5,612,574
                                                 -------------   -------------   -------------   -------------

  Gross profit.................................        777,594       1,366,187       1,106,795       2,801,229

Selling, general and administrative
   expenses....................................      1,031,343       1,013,373       1,609,365       2,243,816
                                                 -------------   -------------   -------------   -------------

  Operating income (loss)......................      (253,749)         352,814       (502,570)         557,413

Interest and financing fees....................       (60,298)       (115,527)       (116,287)       (200,897)
Interest and other income......................          1,074           5,405          13,240           5,878
                                                 -------------   -------------   -------------   -------------
  Net income (loss)............................  $   (312,973)   $     242,692   $   (605,617)   $     362,394
                                                  ============    ============    ============    ============

Net income (loss) per share--basic..............         (0.05)            0.03          (0.10)           0.05
                                                  =============   =============   =============   ============

Net income per share--diluted...................         (0.05)   $        0.03          (0.10)           0.04
                                                  =============    ============   =============   ============

Weighted average common shares
   Outstanding-basic...........................      5,980,621       8,019,260       5,980,621       8,019,260
                                                 =============   =============   =============   =============

Weighted average common shares
   Outstanding-diluted.........................      5,980,621       8,457,021       5,980,621       8,457,021
                                                 =============   =============   =============   =============

                                               STRATESEC INCORPORATED
                                              STATEMENTS OF CASH FLOWS
                                                     (Unaudited)

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                     1999            2000
                                                                                --------------  --------------
Cash flows from operating activities:
   Net income (loss).........................................................   $    (605,618)  $      362,394
                                                                                --------------  --------------
Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
     Depreciation and amortization...........................................           74,993         101,234
     Amortization of debt discount...........................................           23,798
Changes in operating assets and liabilities:
   Restricted cash...........................................................        1,900,000              --
   Accounts receivable.......................................................        (212,292)     (2,309,233)
   Costs and estimated earnings in excess of
     billings on uncompleted contracts.......................................         (47,479)       (661,790)
   Inventory.................................................................        (188,937)       (461,037)
   Prepaid expenses..........................................................          116,633        (10,788)
   Other assets..............................................................               73         (3,550)
   Accounts payable..........................................................          (8,066)         500,803
   Billings in excess of costs and estimated
     earnings on uncompleted contracts.......................................         (12,672)          23,481
   Accrued expenses and other................................................           39,572        (19,763)
                                                                                --------------  --------------
       Total adjustments.....................................................        1,685,623     (2,840,643)
                                                                                --------------  --------------
       Net cash from (used in) operating activities..........................        1,080,005     (2,478,249)
Cash flows from investing activities:
   Acquisition of plant and equipment........................................        (105,495)       (109,702)
                                                                                --------------  --------------
   Net cash provided (used) by investing activities..........................        (105,495)       (109,702)
                                                                                --------------  --------------
Cash flows from financing activities:
   Proceeds from line of credit..............................................               --         653,904
   Proceeds from private placement of common stock...........................               --       2,607,281
   Principal payments on debentures..........................................        (920,000)              --
   Principal payments on capital lease obligations...........................         (15,326)        (42,004)
   Purchase of treasury stock................................................        (201,670)       (203,250)
                                                                                --------------  --------------
   Net cash provided by (used in) financing activities.......................      (1,136,996)       3,015,931
                                                                                --------------  --------------
Net (decrease) in cash and cash equivalents..................................        (162,486)         427,980
Cash and cash equivalents at beginning of period.............................          442,582           2,831
                                                                                --------------  --------------
Cash and cash equivalents at end of period...................................   $      280,096  $      430,811
                                                                                ==============  ==============
Supplemental Disclosures of Cash Flow Information:
   Cash paid for:
     Interest expense........................................................   $      116,287  $      200,897
     Income tax..............................................................   $           --  $           --


                                            NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation

         The unaudited balance sheet as of June 30, 2000 and unaudited statement of operations and statement of cash flows for the three months ended June 30, 1999 and 2000 are condensed financial statements prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they omit certain information included in complete financial statements and should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 30, 2000.

         In the opinion of the Company, the unaudited financial statements at June 30, 2000 and for the three and six months ended June 30, 1999 and 2000 include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for such periods. Results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of results to be expected for the full year.

2.  Cost and Estimated Earnings on Uncompleted Contracts

         Cost and estimated earnings on uncompleted contracts at December 31, 1999 and June 30, 2000 which are expected to be collected within year as follows:

                                                          December 31, 1999                    June 30, 2000
                                                          -------------------                -------------------
Cost Incurred On Contracts                                $        26,431,919                $        31,950,597
Estimated Earnings                                                  8,412,885                         10,090,284
                                                          -------------------                -------------------
                                                                   34,844,804                         42,040,881
Less Billings To Date                                              32,213,256                         38,771,073
                                                          -------------------                -------------------
                                                                    2,631,548                          3,269,808
                                                          ===================                ===================

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

     During the second quarter, the Company continued to expand its business development strategy of identifying additional opportunities with existing national/corporate clients. The Company was notified of several multi-million dollar opportunities from its existing clients that the Company expects to be awarded prior to the end of 2000. In addition, the Company added three new national level accounts during the quarter. Backlog and follow-on work with existing clients exceeded $20 million at the end of the quarter. Based on currently identified backlog and opportunities, the Company expects to show significantly higher revenue and profitability for the entire year.

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

Results of Operations

         The  following  table sets  forth the  percentages  of earned  revenues
represented  by  certain  items   reflected  in  the  Company's   statements  of
operations:

                                                               Three Months Ended         Six Months Ended
                                                                    June 30,                  June 30,
                                                            ------------------------  ------------------------
                                                               1999         2000          1999         2000
                                                            -----------  -----------  -----------  -----------
Earned revenues...........................................      100.0%       100.0%       100.0%        100.0%
Cost of earned revenues...................................        64.3         71.2         70.0          66.7
                                                            ----------   ----------   ----------   -----------
   Gross profit...........................................        35.7         28.8         30.0          33.3
Selling general and administrative expenses...............        47.3         21.3         43.6          26.6
                                                            ----------   ----------    ---------   -----------
   Operating income (loss)................................      (11.6)          7.5       (13.6)           6.7
Interest and financing fees...............................       (2.8)        (2.4)        (3.2)         (2.4)
Interest and other income.................................         0.0          0.0          0.4           0.0
                                                            ----------   ----------   ----------   -----------

   Net income (loss)......................................     (14.4)%         5.1%      (16.4)%          4.3%
                                                            ==========   ==========   ==========   ===========

Three Months Ended June 30, 2000 Compared With Three Months Ended June 30, 1999

         Revenues increased by 118% from $2.2 million in the three months ended June 30, 1999 to $4.7 million in the three months ended June 30, 2000. The increase was due primarily to revenue of new customers and increased revenue from existing customers. The increase in revenue was primarily due to the growth of large commercial accounts such as MCI Worldcom and Nokia.

         Cost of earned revenues increased from $1.4 million in the three months ended June 30, 1999 to $3.4 million in the three months ended June 30, 2000, primarily due to the increase in revenues. Gross margin decreased from 35.7% in the 1999 period to 28.8% in 2000. Second quarter revenue had a larger proportionate number of price-competitive contracts than the historical average. As the ratio of non-competitive contracts to price-competitive contracts moves back to the norm, margins will increase.

         Selling, general and administrative expenses decreased 1.7% from $1.03 million in the three months ended June 30, 1999 to $1.01 million in the three months ended June 30, 2000. The decrease was primarily due to Company initiatives to control the selling, general and administrative expenses.

         Interest expense and financing fees increased from $0.06 million in the three months ended June 30, 1999 to $0.12 million in the three months ended June 30, 2000. The growth in interest and financing fees was proportionately less than the growth in revenue thereby decreasing the interest and financing fees as a percentage of revenue.

         Net income improved from a net loss of $0.3 million in 1999 to net income of $0.2 million in 2000. The improvement was due to improved gross margins, constrained growth in selling, general and administrative expenses and dramatically improved revenue.

Six Months Ended June 30, 2000 Compared With Six Months Ended June 30, 1999

         Revenues increased by 128% from $3.7 million in the six months ended June 30, 1999 to $8.4 million in the six months ended June 30, 2000. The increase was due primarily to revenue of new customers and increased revenue from existing customers. The increase in revenue was primarily due to the growth of large commercial accounts such as MCI Worldcom and Nokia.

         Cost of earned revenues increased from $2.6 million in the six months ended June 30, 1999 to $5.6 million in the six months ended June 30, 2000, primarily due to the increase in revenues. Gross margin increased from 30.0% in the 1999 period to 33.3% in 2000. Margins improved due to improved pricing from key vendors on several large projects and higher rates for labor.

         Selling, general and administrative expenses increased 39% from $1.6 million in the six months ended June 30, 1999 to $2.2 million in the six months ended June 30, 2000. The increase was primarily due to Company initiatives to increase business development, and to manage the increased business. The growth in selling, general and administrative expenses was proportionately less than the growth in revenues thereby decreasing the expenses as a percentage of revenues.

         Interest expense and financing fees increased from $0.12 million in the six months ended June 30, 1999 to $0.20 million in the six months ended June 30, 2000. The growth in interest and financing fees was proportionately less than the growth in revenue thereby decreasing the interest and financing fees as a percentage of revenue.

         Net income improved from a net loss of $0.6 million in 1999 to net income of $0.3 million in 2000. The improvement was due to improved gross margins, constrained growth in selling, general and administrative expenses and dramatically improved revenue.


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

         During the six months ended June 30, 2000, approximately $2.5 million of cash was used in operating activities. This was a result of net income offset by increases in acounts receivables, inventories, and costs and estimated earnings in excess of billings on uncompleted contracts due to the increase in business during the period.

         As of June 30, 2000, the Company had cash of $0.4 million and working capital of $3.4 million. The Company is pursuing obtaining financing/credit facilities to increase working capital to fund a significant ramp up of new business.

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

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of shareholders on June 12, 2000. At the meeting, the shareholders elected the following individuals as members of the Board of Directors: Wirt D. Walker, III, Barry W. McDaniel, Charles W. Archer, Mishal Yousef Saud Al Sabah, Robert B. Smith, Jr., James A. Abrahamson and Emmit J. McHenry.

         The voting results of the election of directors and the other matters voted upon at the meeting are as follows:

Election of Directors:
                                                         Votes        Withheld
                                                          For         Authority
                       Nominee:
Wirt D. Walker, III.................................     4,937,639        3,000
Barry W. McDaniel...................................     4,937,639        3,000
Charles W. Archer...................................     4,937,189        3,450
Mishal Yousef Saud Al Sabah.........................     4,937,639        3,000
Robert B. Smith, Jr.................................     4,937,189        3,450
James A. Abrahamson.................................     4,937,639        3,000
Emmit J. McHenry....................................     4,937,639        3,000

Other Matters:

                                                                                               Abstentions
                                                                                                   and
                    Description of                              Votes            Votes           Broker
                        Matter                                   For            Against         Non-Votes
Approval of an amendment to the Company's
  1997 Stock Option Plan   .............................    2,896,797             8,450        2,035,392

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


August 14, 2000