Form 10-Q
period 2000-09-30
STRATESEC INC
filed 2000-11-14
CIK 1037453

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
                                 OF 1934.

                  For the quarterly period ended September 30, 2000

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


               Yes      X                No
                    ------------             -----------------------


There were 8,279,964 shares of Common Stock, par value $0.01 per share, outstanding at November 14, 2000.

STRATESEC INCORPORATED

Quarter ended September 30, 2000

Index


                                                                                                              Page

Part I.  Financial information

     Item 1.  Financial Statements................................................................................3

         Balance Sheets as of December 31, 1999 and September 30, 2000
         (unaudited)..............................................................................................3

         Statements of Operations for the three months ended  September 30, 1999 and 2000 and the nine months ended
         September 30, 1999 and 2000 (unaudited)..................................................................4

         Statements of Cash Flows for the nine months ended
         September 30, 1999 and 2000 (unaudited)..................................................................5

         Notes to Financial Statements............................................................................6

     Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations......................................................7

Part II.  Other information

     Item 6.   Exhibits and Reports on Form 8-K..................................................................12

     Signature...................................................................................................13


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                               STRATESEC INCORPORATED
                                                   BALANCE SHEETS

                                                                                   December 31    September 30,
                                                                                       1999*          2000
                                                                                ---------------  --------------
                                                                                                   (Unaudited)

        ASSETS
Current assets:
   Cash and cash equivalents..................................................   $        2,831  $      228,523
   Accounts receivable, net of allowance for doubtful
     accounts of $675,000 in 1999 and 105,900 in 2000.........................        2,233,262       4,237,962
   Costs and estimated earnings in excess of billings of
     uncompleted contracts....................................................        2,865,886       3,608,966
   Inventory, net of allowance of 40,000 in 1999 and 2000.....................          245,903         904,510
   Prepaid expenses...........................................................            4,490          33,048
                                                                                 --------------  --------------
        Total currents assets.................................................        5,352,372       9,013,009
Property and equipment, net...................................................          546,520         525,413
Other assets  ................................................................           74,576          78,061
                                                                                 --------------  --------------
                                                                                 $    5,973,468  $    9,616,483
                                                                                 ==============  ==============

        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Line of credit.............................................................   $      771,532  $    1,415,237
   Current maturities of capital lease obligations............................           72,860          65,000
   Accounts payable...........................................................        2,931,260       2,780,641
   Billings in excess of costs and estimated earnings on
     uncompleted contracts....................................................          234,338         393,603
   Accrued expenses and other.................................................          627,156         903,945
   Notes payable..............................................................
                                                                                 --------------  --------------
        Total current liabilities.............................................   $    4,637,146  $    5,558,426
                                                                                 --------------  --------------

Long-term liabilities:
   Capital lease obligations, less current maturities.........................           94,570          43,515

Shareholders' equity:
   Common  stock,  $0.01 par  value per  share;  authorized  20,000,000  shares;
     6,890,189  issued and  6,638,189  outstanding  shares in 1999 and 8,630,043 issued and
     8,279,964 outstanding in 2000............................................           68,902          86,300
   Treasury stock 252,000 shares in 1999 and
     350,079 shares in 2000...................................................        (409,564)       (612,814)
   Additional paid-in capital.................................................       22,315,957      24,908,964
   Accumulated deficit........................................................     (20,733,543)    (20,367,908)
                                                                                 -------------   --------------
     Total shareholders' equity...............................................        1,241,752       4,014,542
                                                                                 --------------  --------------
     Total liabilities & shareholders' equity.................................   $    5,973,468  $    9,616,483
                                                                                 ==============  ==============
* Derived from audited financial statements as of December 31, 1999.


                                               STRATESEC INCORPORATED
                                              STATEMENTS OF OPERATIONS
                                                     (Unaudited)

                                                       Three Months Ended               Nine Months Ended
                                                          September 30,                   September 30,
                                                     1999             2000           1999             2000
                                                 --------------   -------------   -------------   -------------

Earned Revenue.................................  $   2,426,985   $   3,450,603   $   6,117,875   $  11,864,407
Cost of earned revenue.........................      1,745,593       2,006,213       4,330,578       7,618,787
                                                 -------------   -------------   -------------   -------------

  Gross profit.................................        681,392       1,444,390       1,787,297       4,245,620

Selling, general and administrative
   expenses....................................        880,065       1,324,993       2,488,542       3,568,809
                                                 -------------   -------------   -------------   -------------

  Operating income (loss)......................      (198,673)         119,397       (701,245)         676,811

Interest and financing fees....................       (37,052)       (116,156)       (153,340)       (317,053)
Interest and other income......................          1,182               -          14,422          5,878
                                                 -------------   -------------   -------------   -------------
  Net income (loss)............................  $   (234,543)   $       3,241   $   (840,163)   $     365,636
                                                  ============    ============    ============    ============

Net income (loss) per share--basic..............         (0.04)            0.00          (0.14)            0.05
                                                  =============   =============   =============   =============

Net income per share--diluted...................         (0.04)   $        0.00          (0.14)            0.04
                                                  =============    ============   =============   =============

Weighted average common shares
   Outstanding-basic...........................      5,978,440       8,019,260       5,978,440       8,019,260
                                                 =============   =============   =============   =============

Weighted average common shares
   Outstanding-diluted.........................             --       8,562,143              --       8,562,143
                                                 =============   =============   =============   =============

                                               STRATESEC INCORPORATED
                                              STATEMENTS OF CASH FLOWS
                                                     (Unaudited)

                                                                                       Nine Months Ended
                                                                                          September 30,
                                                                                     1999            2000
                                                                                --------------  --------------
Cash flows from operating activities:
   Net income (loss).........................................................   $    (840,163)  $      365,636
                                                                                --------------  --------------
Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
   Provision for legal judgment................................................       1,900,000               -
   Depreciation and amortization.............................................          116,910         153,666
   Amortization of debt discount.............................................           35,697               -
Changes in operating assets and liabilities:
   Accounts receivable.......................................................         (55,219)     (2,004,700)
   Costs and estimated earnings in excess of
     billings on uncompleted contracts.......................................         (66,424)       (743,080)
   Inventory.................................................................        (234,673)       (658,607)
   Prepaid expenses..........................................................           66,571        (28,558)
   Other assets..............................................................               73         (3,485)
   Accounts payable..........................................................          306,870       (150,619)
   Billings in excess of costs and estimated
     earnings on uncompleted contracts.......................................         (12,672)         159,265
   Accrued expenses and other................................................        (347,800)         276,789
                                                                                --------------  --------------
       Total adjustments.....................................................        1,709,333     (2,999,330)
                                                                                --------------  --------------
       Net cash provided (used) by operating activities......................          869,170     (2,633,694)
                                                                                --------------  --------------
Cash flows from investing activities:
   Acquisition of plant and equipment........................................        (131,776)       (132,559)
                                                                                --------------  --------------
       Net cash provided (used) by investing activities......................        (131,776)       (132,559)
                                                                                --------------  --------------
Cash flows from financing activities:
   Proceeds from notes payable..................................................   (1,838,101)               -
   Principal payments on notes payable - shareholders...........................      930,000               -
   Proceeds from line of credit..............................................                -         643,705
   Proceeds from private placement of common stock...........................                -       2,610,405
   Principal payments on capital lease obligations...........................         (45,725)        (58,915)
   Purchase of treasury stock................................................        (210,220)       (203,250)
                                                                                --------------  --------------
     Net cash provided (used) by financing activities........................      (1,164,046)       2,991,945
                                                                                --------------  --------------
Net increase (decrease) in cash and cash equivalents.........................        (426,652)         225,692
Cash and cash equivalents at beginning of period.............................          442,582           2,831
                                                                                --------------  --------------
Cash and cash equivalents at end of period...................................   $       15,930  $      228,523
                                                                                ==============  ==============
Supplemental Disclosures of Cash Flow Information:
   Cash paid for:
     Interest expense........................................................   $      153,339  $      301,063
     Income tax..............................................................   $            -  $            -


                                            NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation

         The unaudited balance sheet as of September 30, 2000 and unaudited statement of operations and statement of cash flows for the three months ended September 30, 1999 and 2000 are condensed financial statements prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they omit certain information included in complete financial statements and should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 30, 2000.

         In the opinion of the Company, the unaudited financial statements at September 30, 2000 and for the three and nine months ended September 30, 1999 and 2000 include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for such periods. Results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of results to be expected for the full year.

2.  Cost and Estimated Earnings on Uncompleted Contracts

         Cost and estimated earnings on uncompleted contracts at December 31, 1999 and September 30, 2000 which are expected to be collected within year as follows:

                                 December 31, 1999     September 30, 2000
                               -------------------     -------------------
Cost Incurred On Contracts     $        26,431,919      $     33,956,810
Estimated Earnings                       8,412,885            10,808,660
                               -------------------      ----------------
                                        34,844,804            44,765,470
Less Billings To Date                   32,213,256            41,550,107
                               -------------------      ----------------
                               $         2,631,548      $      3,215,363
                               ===================      ================

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

         During the quarter the Company experienced improvement in results over the same period in 1999, but had expected an even stronger quarter in 2000. The Company has experienced some delays from clients in implementing capital expenditures for security, due to the slow down in economy. However, the Company currently has in excess of $20 million in backlog and identified follow on business from existing clients as well as a strong bid and proposal log.

         The Company continues to build its infrastructure and broaden its client base. The Company believes its annual revenues for year 2000 will be from $16 to 18 million and should reach from $25 to 30 million in year 2001, versus 1999 revenues of $10.6 million and 1998 revenues of $6.6 million. The Company has added senior sales personnel in Texas, Georgia, Virginia and California. The 2000 revenue results do not reflect the relationships and experience that the expanded sales force contribute. In addition, the move to the west coast will add several million dollars to the existing revenue base of the Company.

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

Results of Operations

         The  following  table sets  forth the  percentages  of earned  revenues
represented  by  certain  items   reflected  in  the  Company's   statements  of
operations:

                                                               Three Months Ended         Nine Months Ended
                                                                  September 30,             September 30,
                                                          --------------------------  ------------------------
                                                               1999         2000          1999         2000
                                                          -------------  -----------  -----------  -----------
Earned revenues...........................................      100.0%       100.0%       100.0%        100.0%
Cost of earned revenues...................................        71.9         58.1         70.8          64.2
                                                            ----------   ----------   ----------   -----------
   Gross profit...........................................        28.1         41.9         29.2          35.8
Selling general and administrative expenses...............        36.3         38.4         40.6          30.1
                                                            ----------   ----------   ----------   -----------
   Operating income (loss)................................       (8.2)          3.5       (11.4)           5.7
Interest and financing fees...............................       (1.5)        (3.4)        (2.5)         (2.7)
Interest and other income.................................         0.0          0.0          0.2           0.1
                                                            ----------   ----------   ----------   -----------

   Net income (loss)......................................      (9.7)%         0.1%      (13.7)%          3.1%
                                                            ==========   ==========   ==========   ===========

Three Months Ended September 30, 2000 Compared With Three Months Ended September 30, 1999

         Revenues increased by 42% from $2.4 million in the three months ended September 30, 1999 to $3.4 million in the three months ended September 30, 2000. The increase was due primarily to revenue from new customers. The customer base increased to 70 accounts with revenue split evenly between 15 major accounts and the other 50 small or new accounts.

         Cost of earned revenues increased from $1.7 million in the three months ended September 30, 1999 to $2.0 million in the three months ended September 30, 2000, primarily due to the increase in revenues. Gross margin improved from 28.1% in the 1999 period to 41.9% in 2000. The improvement in margins resulted from better volume discounts on material prices as well as higher margin contracts.

         Selling, general and administrative expenses increased 50.6% from $0.8 million in the three months ended September 30, 1999 to $1.3 million in the three months ended September 30, 2000.

         Interest expense and financing fees increased from $0.03 million in the three months ended September 30, 1999 to $0.10 million in the three months ended September 30, 2000. Interest expenses increased due to an increase in borrowing resulting from the increase in revenues and costs.

         Net income improved from a net loss of $0.2 million in 1999 to net income of $3.2 thousands in 2000.

Nine Months Ended September 30, 2000 Compared With Nine Months Ended September 30, 1999

         Revenues increased by 94% from $6.1 million in the nine months ended September 30, 1999 to $11.9 million in the nine months ended September 30, 2000. The increase was due primarily to revenue from new customers.

         Cost of earned revenues increased from $4.3 million in the nine months ended September 30, 1999 to $7.6 million in the nine months ended September 30, 2000, primarily due to the increase in revenues. Gross margin increased from 29.2% in the 1999 period to 35.8% in 2000. Gross margin increases were due to better volume discounts on cost of material as well as higher margin contracts.

         Selling, general and administrative expenses as a percentage of revenues decreased from 40.7% in the nine months ended September 30, 1999 to 30.2% in the nine months ended September 30, 2000. The decrease was primarily due to Company initiatives to reduce unnecessary administrative overhead costs, and due to the increase in the revenue base. These expenses also reflect a significant increase in expenses related to increasing the sales force.

         Interest expense and financing fees remained at 2.5% of revenues in the nine months ended September 30, 1999 and in the nine months ended September 30, 2000.

         Net income improved from a net loss of $0.84 million in 1999 to net income of $0.37 million in 2000.

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

         During the nine months ended September 30, 2000, approximately $2.6 million of cash was used in operating activities. This was a result of net income offset by increases in accounts receivables, inventories, and costs and estimated earnings in excess of billings on uncompleted contracts due to the increase in business during the period.

         As of September 30, 2000, the Company had cash of $0.2 million and working capital of $3.5 million. The Company is pursuing obtaining financing/credit facilities to increase working capital to fund a significant ramp up of new business.

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

STRATESEC INCORPORATED


 /s/BARRY MCDANIEL

Barry McDaniel
Chief Operating Officer


November 14, 2000

                                                    EXHIBIT 11
                                       Calculation of Weighted Average Shares
                                     Outstanding for Net Income (Loss) Per Share

                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                                    1999               2000
                                                                                -------------    ---------------
Earnings:
Net Income (Loss)..........................................................     $   (840,163)    $      365,636
                                                                                =============    ==============

Shares:
Weighted Average Number of Common Shares
   Outstanding.............................................................         5,978,440         8,019,260
                                                                                -------------    --------------
Average Common Shares Outstanding and Equivalents..........................                 -         8,216,487
                                                                                =============    ==============

Net Income (Loss) Per Share-Basic..........................................     $      (0.14)    $         0.05
                                                                                =============    ==============
Net Income (Loss) Per Share-Diluted........................................     $           -    $         0.04
                                                                                =============    ==============

* -- Calculation would be antidilutive for 1998.