Form 10KSB40
period 2000-12-31
STRATESEC INC
filed 2001-04-02
CIK 1037453

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-KSB

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 2000

                    Commission File Number 1-13427

                         STRATESEC INCORPORATED
        (Exact name of registrant as specified in its charter)

                    Delaware                                22-2817302
          (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)               Identification Number)

         7544 Fullerton Court
         Springfield, Virginia                                    22153
            (Address of principal executive offices)            (Zip Code)

      Registrant's telephone number, including area code:  (703) 912-9993

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of March 29, 2000 (computed by reference to the closing price of such stock on the American Stock Exchange) was $14,382,149.

         As of March 29, 2001 there were 10,272,964 shares of the registrant's Common Stock outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE

           DOCUMENT                                         WHERE INCORPORATED

Portions of the Registrant's definitive Proxy Statement
regarding the 2001 Annual Meeting of Stockholders               Part III

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


                                    Part I

Item 1.  Business.

General

         The Company is a single-source provider of comprehensive technology-based security solutions for medium and large commercial and government facilities in the United States and abroad. The Company offers a broad range of services, including: (i) consulting and planning; (ii) engineering and design; (iii) systems integration; and (iv) maintenance and technical support. This full range of capabilities enables the Company to provide its clients with any combination of these services or complete turnkey solutions for complex security projects. The solutions provided by the Company include integrated security systems comprised of a command center managing one or more subsystems or components, primarily access control systems, intrusion detection systems, closed circuit television systems, critical condition monitoring systems and fire detection systems. The Company is not aware of any other company whose primary business is to provide this comprehensive range of services on a national basis.

         The Company serves more than 50 clients including airports, hospitals, prisons, corporations, utilities, universities and government facilities. These clients include Dallas Fort Worth Airport, Nokia, AutoFina, the Hearst Corporation, EDS, Wachovia Bank, MCI WorldCom, Inc. and Alltel Corporation. In addition, in December of 2000 the Company added a Government Division. The Government Division also provides the same full range of security systems services as the Commercial Division. The Company has an open-ended contract with the General Services Administration (GSA) and a Blanket Purchase Agreement (BPA) with the agency that allows the government to purchase materials and services from the Company without having to go through a full competition. The Government Division has completed projects for the U.S. Military and several other government agencies throughout the world. These projects often require state-of-the-art security solutions for classified or high-risk government sites. The clients include the U.S. Army, U.S. Navy, U.S. Airforce, and the Department of Justice.

         The Company began operations in 1987 in association with a large privately held engineering firm. In 1992, the Company became independent from the engineering firm in conjunction with a capital infusion from a private investment group. Since 1992, the Company has devoted a substantial amount of resources and capital to enhancing its technical capability and services offerings, hiring and training key personnel and expanding its client base. In the fourth quarter of 2000 the Company merged with Security Systems Integration
(SSI) through an exchange of stock. This transaction added a very strong Government Division to the Company. In addition to its headquarters office in Springfield, Virginia, which is in the Washington, D.C. metropolitan area, the Company has regional offices in Atlanta and Dallas and Sacramento, California.

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

Marketing

         The Company's marketing activities are conducted on both national and regional levels. The Company obtains engagements through existing contract vehicles with commercial and government organizations, direct negotiation with clients, competitive bid processes and referrals. At the national level, the Company conducts analyses of various government agencies and industries and targets those with significant potential demand for security solutions. At a regional level, under the supervision of senior management, each office develops and implements a marketing plan for its region. The plan identifies prospective clients within the region and sets forth a strategy for developing relationships with them. Each regional office works with the headquarters office in expanding relationships with existing national, commercial and government clients to include facilities within the region.

         The Company has identified several key industries or facility types that it believes have substantial and increasing requirements for security services, including telecommunication and technology companies, corporate complexes and industries and facilities for which security systems are required by regulation. The Company has developed expertise in the security regulations applicable to airports, pharmaceutical companies, prisons and nuclear utilities, military chemical demilitarization facilities, U.S. Military installation facilities and classified government facilities.

         The Company's marketing strategy emphasizes developing long-term relationships with clients that have multiple facilities and complex security requirements so that the Company can continue to provide services over a recurring basis after the initial contract. The Company undertakes significant pre-assessment of a prospective client's needs before an initial contact is made. A long-term relationship typically begins with an engagement to provide consulting and planning or maintenance and technical support services.
Consulting and planning assignments place the Company in an advantageous position, often as the client's project manager, to be engaged to implement the plan ultimately adopted by the client. Engagements for maintenance and technical support enable the Company to identify new requirements as they arise and to offer its solutions to such requirements. In the Government Division, the Company has developed strong relationships and open-ended contract vehicles that allow the Company to provide recurring services to its customers for several years. AS a result of successful performance, the Company receives positive references and referrals from its existing customers to new government customers.

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

Clients

         During the past three years the Company has provided services to approximately 90 clients, including airports, hospitals, prisons, corporations, utilities, universities and government facilities. The Company's clients have included the following:

   Airports and Aviation                      Corporations

   Fresno Airport                             AT&T
   United Airlines                            EDS
   Washington-Dulles International Airport    Gillette Corporation
   Washington Reagan National Airport         Hewlett-Packard Company
   Yuma International Airport                 Lazard Freres
   Seattle-Tacoma Airport                     Lucent Technologies
   Dallas Fort Worth Airport                  Mary Kay Cosmetics
                                              MCI WorldCom, Inc.
                                              Mobil Corporation
                                              NationsBank
                                              US WEST
                                              Wachovia Bank
                                              Alltel Corporation
                                              Koch Industries
                                              Nokia
                                              Fina Oil and Gas Company
                                              Kodak
                                              Amtrak
                                              Hearst Corporation
                                              Kaiser Permanente

        Government                            Other

   Los Alamos National Laboratory             City of Baltimore Central
   Sandia National Laboratory                 Booking and Intake Facility
   Tennessee Valley Authority                 Moscow Local Telephone System
   U.S. Department of Energy                  New York City's World Trade Center
   U.S. Navy                                  Rostelecom
   U.S. Army                                  Rowan County (N.C.) Prison
   U.S. Department of Justice                 Washington Metropolitan
                                                      Area Transit Authority

         During 2000, the U.S. Army, MCI WorldCom, Inc. ("MCI"), and Nokia accounted for 29%, 19%, and 13% of the Company's earned revenues, respectively. The loss of a significant portion of the revenue from any of these clients would need to be replaced to avoid a material adverse effect upon the Company's business, operating results and financial condition. Although the U.S. Army and MCI WorldCom accounted for a substantial portion of the Company's revenue, work performed for them was comprised of multiple projects at numerous different facilities. The Company has diversified its client base by adding a strong
Government Division and by winning several new clients regionally and nationally. The revenues from new clients are expected to more than replace any reduction in revenue from the existing clients.

Competition

         The security industry is highly competitive. The Company competes on a local, regional and national basis with systems integrators, consulting firms and engineering and design firms. The Company believes that it is the only provider that focuses solely on its comprehensive range of security services to government and commercial clients on a national basis. As a result, the Company competes with different companies depending upon the nature of the project and the services being offered. For example, the Company has competed with ADT, Systems Technology Group (STG) and Mosler for systems integration work, and Lockwood Greene and Holmes & Narver for consulting and planning and engineering and design work. Many of its competitors have greater name recognition and financial resources than the Company. The Company may face future competition from potential new entrants into the security industry and increased competition from existing competitors that may attempt to develop the ability to offer the full range of services offered by the Company. The Company believes that competition is based primarily on the ability to deliver solutions that effectively meet a client's requirements and, to a lesser extent and primarily in competitive bid situations, on price. There can be no assurance that the Company will be able to compete successfully in the future against existing or potential competitors.

Backlog

         The Company's backlog consists of confirmed orders, including the balance of projects in process. The backlog also includes projects for which the Company has been notified it is the successful bidder even though a binding agreement has not been executed. Projects for which a binding contract has not been executed may be canceled at any time. Binding contracts may also be subject to cancellation or postponement, although cancellation generally obligates the client to pay the costs incurred by the Company. Long-term maintenance contracts may be canceled without cause. As of December 31, 1999 and 2000, the Company's backlog was approximately $6.7 million and $6.75 million, respectively. Backlog as of December 31, 2000, includes projects having a value of approximately $2.5 million for which binding contracts have not been executed and all backlog is expected to be completed during 2001. Backlog orders as of any particular date may not be indicative of actual operating results for any fiscal period. There can be no assurance that any amount of backlog will be realized. In addition to backlog, the Company has potential follow-on projects with its existing customers of another $19.7 million. These are projects which the Company has been informed that are likely to happen over the next 12 to 24 months.

Employees

         As of December 31, 2000, the Company had 87 employees, of which 40 were based in the Company's headquarters located in Springfield, Virginia. The balance work out of the company's regional offices. Thirteen of the Company's employees are engaged exclusively in marketing and sales, 60 employees in engineering, project management, and technical functions, and 14 employees in executive management and administration. None of the Company's employees are represented by a labor union and the Company believes its employee relations are good.

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

Item 2.  Properties.

         The Company's headquarters office is located in Springfield, Virginia, which is in the Washington, D.C. metropolitan area. In addition, the Company leases between approximately 2,000 and 4,000 square feet of office space in each of the Atlanta, Dallas, and Sacremento metropolitan areas to support its regional operations. The Company believes that its facilities are adequate and suitable for its current operations, and that additional space is readily available if needed to support future growth.

Item 3.  Legal Proceedings.

         There are no outstanding suits in which the Company is a defendant. There are certain disputes with vendors arising from the normal conduct of business which if not resolved could result in litigation. Management does not believe the resolution of any litigation arising from such suits will materially affect the reported financial position of the Company.

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

                                                           High           Low

         1999
              First Quarter..............................    2 3/8       1 1/2
              Second Quarter.............................   1 7/10       1 1/5
              Third Quarter..............................    1 3/4           1
              Fourth Quarter.............................   1 9/10           1

         2000
              First Quarter..............................    4 1/8           2
              Second Quarter.............................    3 7/8       1 7/8
              Third Quarter..............................        3           2
              Fourth Quarter.............................    2 5/8      1 1/16

         2001
              First Quarter (through March 23, 2001).....    2 3/4           2

         The Company has not paid any cash dividends on its Common Stock since its formation. It presently intends to retain its earnings for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future. The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition and requirements, restrictions in financing agreements, business conditions, and other factors. As of March 29, 2001, there were 150 holders of record of common stock.

         In the third quarter of 1999, the Company issued 620,000 shares of its common stock in exchange for $930,000 principal amount of its 10% senior notes due December 31, 1999 at a conversion price of $1.50 per share. In the fourth quarter of 1999 and the first quarter of 2000, the Company completed a private placement of 1,204,855 shares of its common stock to a limited number of sophisticated and/or accredited investors at a price of $1.50 per share for aggregate cash proceeds of $1,807,282. In the first quarter of 2000, the Company sold 700,000 shares of its common stock to a company at a price of $1.50 per share for aggregate proceeds of $1,050,000 consisting of cash of $500,000 and a note payable of $550,000. In the fourth quarter of 2000, the Company issued 1,650,000 shares of stock and reissued 350,000 shares of treasury stock in connection with the Company's merger with Security Systems Integrations, Inc.
(SSI). Each of these transactions was exempt from the registration requirements of the Securities Act of 1933 (the "Act") pursuant to section 4(2) of the Act because they did not involve a public offering of securities.




Item 6.  Selected Financial Data.

         The selected financial data presented below (in thousands, except for per share data) should be read in conjunction with the consolidated financial statements and notes thereto of the Company and Managements' Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report.



                                                Year Ended December 31,
                                                1999                  2000
                                              --------             ----------
                                                      (in thousands)

Statement of Operations Data:
Revenue...............................   $   14,716                $   23,983
Cost of  revenue......................     (10,238)                  (15,375)
                                         ----------                ----------
   Gross profit.......................        4,478                     8,608
Selling, general and administrative
   expenses...........................      (4,314)                  (7,179)
                                         ----------                ---------
   Operating income...................          164                     1,429
Gain on sale of plant and equipment...            1                         1
Interest and financing fees...........        (259)                     (748)
Interest and other income.............           15                        75
                                         ----------                ----------
   Income (loss) before income taxes..         (79)                       756
Provision for income taxes............        (325)                       800
                                         ----------                ----------
   Net loss...........................   $    (404)                $     (44)
                                         ==========                ==========
   Basic and diluted loss per share...   $   (0.05)                $   (0.00)
                                         ==========                ==========
   Diluted income per share...........          N/A                $   (0.00)
                                         ==========                ==========
   Weighted average number of
      shares outstanding:
                 Basic................        8,099                    10,027
                 Diluted..............          N/A                       N/A

                                                 Year Ended December 31,
                                            1999                      2000
                                         ----------                ----------
Balance Sheet Data:
Cash and cash equivalents.............   $    3,084                $      887
Working capital (deficit).............          (6)                     1,947
Total assets..........................        9,878                    10,999
Long-term debt, less current
   maturities.........................           95                        23
Total stockholders' equity
   (deficiency).......................        1,151                     3,052


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

         The Company began operations in 1987 in association with a large privately held engineering firm. As a start-up, the Company expended significant capital on the development of the Company's business and infrastructure, and it accumulated losses of approximately $2.8 million from 1987 through 1991 on aggregate revenues of approximately $17.2 million. The Company's revenues from 1990 through 1994 were generated primarily by a contract to design and integrate extensive security upgrades at three nuclear facilities for the Tennessee Valley Authority (the "TVA"). In 1992, the Company became independent from the engineering firm in conjunction with a capital infusion from a private investor group. At the same time, the Company hired new management with extensive expertise in the security industry. Since 1992, the Company has devoted a substantial amount of resources and capital to enhancing its technical capability and services offerings, hiring and training key personnel and expanding its client base. As part of this effort, the Company opened four regional offices in the United States. In November 2000, the Company acquired SSI, a Security Systems Integration firm exclusively providing security systems and services to the U.S. Government. The resources and contracts of SSI were merged with those of the Company and became the Government Division of the Company. The merger of SSI increased the yearly revenue of the Company by 40%.

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

                                                 Year Ended December 31,
                                                   1999           2000
                                                   ----           ----
Revenue......................................     100.0%         100.0%
Cost of revenue..............................     (69.6%)        (64.1%)
                                                ---------      ---------
   Gross profit..............................      30.4%          35.9%
Selling, general and administrative
   expenses..................................     (29.3%)        (29.9%)
                                                ---------      ---------
   Operating income..........................       1.1%           6.0%
Gain on sale of plant and equipment..........       0.0%           0.0%
Interest and financing fees..................      (1.8%)         (3.1%)
Interest and other income....................       0.1%           0.3%
Provision for income taxes...................      (2.1%)         (3.4%)
                                                ---------      -----------
   Net loss..................................      (2.7%)         (0.2%)
                                                =========      =========



Year Ended December 31, 2000 Compared with Year Ended December 31, 1999

         Revenue increased by 63.3% from $14.7 million in 1999 to $24.0 million in 2000. The increase was due to an increase in revenue from government projects, a significant increase in the Company's business base, the growth of service and small installation projects, and increases in revenue from several significant projects with the Company's existing customers. The Company's commercial revenue increased by 40% from the previous year to $14.3 million. The remaining increase in revenue was as a result of increases in revenue from government projects.

         Cost of revenue increased from $10.2 million in 1999 to $15.4 million in 2000, primarily due to the increase in revenue. Gross margin increased from 30.4% in 1999 to 35.9% in 2000. Gross margins improved due to better project controls and improved discounts with vendors.

         Selling, general and administration expenses increased by 67% from $4.3 million in 1999 to $7.2 million in 2000. The increase was due to a significant increase in the marketing and sales force as well as increased management expenses due to the increased workforce and revenue. As a percent of revenue, these expenses remained essentially level, at 29.3% in 1999 and 29.9% in 2000. With the sales force and management structure increases during 2000 the Company believes that it can now support a growth to revenue to $30 million annually without significant additional selling, general and administrative. In addition, reserves and write-offs of $412,000 in 1999 and $275,000 in 2000 are included in the SG&A.

         Interest expense and financing fees increased 189% from $0.26 million in 1999 to $0.75 million in 2000 due to the increased use of an asset based credit facility, and recording interests and fee of $300,000 as a result of the merger with SSI.

         Earnings before Interest and Taxes (EBIT) improved from $0.2 million in 1999 to $1.4 million in 2000. This improvement was as a result of the continued improvement in gross margins and the increased revenue base.

         Net income improved from a net loss of $0.4 million in 1999 to a net loss of $0.04 million in 2000. This improvement was due to the continued increase in revenue and gross margin.

Liquidity and Capital Resources

         Through 1997, the Company funded its capital requirements with cash generated by operations, private equity offerings, and its initial public offering in October 1997. During April 1998, the Board of Directors approved the issuance of up to $2.0 million of convertible subordinated debentures to provide additional working capital. As of May 13, 1998, the Company had issued and sold $1,450,000 of debentures. The Company sold an additional $400,000 of debentures as of August 25, 1998. The debentures have an interest rate of 10%, are due on December 31, 1999 and are convertible into common stock of the Company at $8.50 per share. In addition, the holders were issued 100 warrants for each $1,000 of investment with an exercise price of $2.50 and a term of three years.

         During February 1999, the $1.9 million the Company was required to post as collateral for a bond pending its appeal of a law suit was released when the trial court's judgment was reversed. The Company paid off $0.9 million of the convertible subordinated debentures during the first quarter 1999. In September 1999 all of the holders of the remaining subordinated debentures agreed to exchange their notes for the Company's common stock valued at $1.50 per share. Additionally, to support the significant increase in business, the Board approved a private placement of 500,000 shares at $1.50 per share, which was subsequently increased to 1,204,855 shares. The board also approved the sale of up to 21% equity in the company to a minority partner. Netcom Solutions International subsequently purchased approximately 8% or 700,000 shares of the Company at $1.50 per share. As of March 2000, $930,000 of debt was converted to equity, $1.8 million was received by the private placement and $1.05 million in the form of cash and a short-term note was received from the sale of a minority interest.

         The Company's principal capital requirements are increased working capital needed to support its growth. The Company currently is funding its working capital requirements with cash generated by operations and a receivables factoring facility with a financial institution. As of December 31, 2000 the Company had $0.9 million in unrestricted cash and working capital. The Company is seeking additional financing to reduce outstanding aged accounts payable and to provide the working capital to fund the increase in sales projected for 2001.

Forward-Looking Statements

         This Form 10-KSB includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act. All statements, other than statements of historical fact, included in this Form 10-KSB that address activities, events, or developments that the Company expects, projects, believes, or anticipates will or may occur in the future, including matters having to do with existing or future contracts, the Company's ability to fund its operations and repay debt, business strategies, expansion and growth of operations and other such matters, are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. These statements are subject to a number of assumptions, risks and uncertainties, including general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, the Company's performance on its current contracts and its success in obtaining new contracts, the Company's ability to attract and retain qualified employees, and other factors, many of which are beyond the Company's control. You are cautioned that these forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in such statements.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk.

         Not Applicable.

Item 8.  Financial Statements.

         The Financial Statements of the Company, together with the reports thereon of Keller Bruner & Company, LLP dated March 24, 2000 and Argy, Wiltse& Robinson, P.C. dated March 23, 2001 are listed in Item 14(a)(1) and are included at the end of this Report on Form 10-K, beginning on page F-1, and are incorporated herein by reference.

                                    Part III

Item 9.  Directors and Executive Officers of the Registrant.

         The information required by Item 9 will be contained in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders under the captions "Directors and Nominees" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934."

Item 10.  Executive Compensation.

         The information required by Item 10 will be contained in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders under the caption "Executive Compensation", and is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

         The information required by Item 11 will be contained in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders under the caption "Common Stock Ownership of Certain Beneficial Owners and Management", and is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions.

         The information required by Item 12 will be contained in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders under the caption "Compensation Committee Interlocks and Insider Participation and Certain Transactions", and is incorporated herein by reference.

                                     Part IV

Item 13.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a) (1) List of Financial Statements. The following is a list of the financial statements included at the end of this Report of Form 10-KSB beginning on page F-1:

         Reports of Independent Certified Public Accountants
         Balance Sheets as of December 31, 2000 and 1999
         Statements of Operations for the Years Ended December 31, 2000 and 1999 Statement of Stockholders' Equity for the Years Ended December 31, 2000
            and 1999
         Statements of Cash Flows for the Years Ended December 31, 2000 and 1999 Notes to Financial Statements

              (2)  List of Financial Statement Schedules.

              Schedule II - Valuation and Qualifying Accounts

              All other schedules have been omitted because they are not applicable or not required, or the required information is provided in the financial statements or notes thereto.

         (b)  Reports on Form 8-K.

              The Company filed a report on Form 8-K on December 13, 2000 to report a change in its independent public accountants under Item 4 of the report. The Company filed a report on Form 8-K on December 15, 2000 to report its merger with SSI. The report was amended on February 13, 2001. The Company filed a report on Form 8-K on
              February 23, 2001 to report a change in its independent public accountants. The report was amended on February 27, 2001.

         (c) List of Exhibits. The following is a list of exhibits furnished. Copies of exhibits will be furnished upon written request of any stockholder at a charge of $0.25 per page plus postage.

Exhibit
Number                                      Exhibit

3.1           Form of Restated Certificate of Incorporation1
3.2           Form of Bylaws1
4             Form of Rights Agreement1
10.1          Stock Option Plan1
10.2          Employment Agreement with Ronald C. Thomas1
10.4          Consulting Agreement with Wirt D. Walker, III1
11            Computation of Net Income (Loss) Per Share
23.1          Consent of Keller Bruner & Company, LLP
23.2          Consent of Argy, Wiltse & Robinson, P.C.
27            Financial Data Schedule

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

                               STRATESEC INCORPORATED


                            By: /s/BARRY W. MCDANIEL
                                Barry W. McDaniel
                          Co-President/Chief Executive Officer

         Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature                                                 Title                                  Date
/s/ BARRY W. MCDANIEL
--------------------------------------
Barry W. McDaniel                            Co-President/Chief Executive Officer           March 30, 2001
                                             (Principal Executive Officer)

/s/CAMERON HASHEMI                           Co-President/Chief Executive Officer           March 30, 2001
--------------------------------------
Cameron Hashemi                              (Principal Executive Officer)

/s/ WIRT D. WALKER, III                      Chairman and Director                          March 30, 2001
--------------------------------------
Wirt D. Walker, III

/s/ ALBERT V. GRAVES                         Chief Financial Officer                        March 30, 2001
--------------------------------------
Albert V. Graves                             (Principal Accounting Officer)

/s/ MISHAL YOUSEF SOUD AL SABAH
--------------------------------------
Mishal Yousef Soud Al Sabah                  Director                                       March 30, 2001


/s/ ROBERT B. SMITH, JR.                     Director                                       March 30, 2001
--------------------------------------
Robert B. Smith, Jr.

/s/ JAMES A. ABRAHAMSON                      Director                                       March 30, 2001
--------------------------------------
James A. Abrahamson


/s/ CHARLES W. ARCHER                        Director                                       March 30, 2001
--------------------------------------
Charles W. Archer

/s/ EMMIT J. MCHENRY                         Director                                       March 30, 2001
--------------------------------------
Emmit J. McHenry

                          Index to Financial Statements

Report of Independent Accountants.........................................F-2

Independent Auditor's Report..............................................F-3

Balance Sheets as of December 31, 2000 and December 31, 1999..............F-4

Statements of Operations for the years ended December 31, 2000 and December 31, 1999.....................................................F-5

Statements of Stockholders' Equity for the years ended December 31, 2000 and December 31, 1999.....................................................F-6

Statements of Cash Flows for the years ended December 31, 2000 and December 31, 1999.....................................................F-7

Notes to Financial Statements.............................................F-9

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders of STRATESEC Incorporated:

In our opinion, the accompanying consolidated balance sheet and the related statements of operations, of stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of STRATESEC Incorporated (formerly known as Securacom, Incorporated) at December 31, 2000, and the result of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

We have also audited Schedule II of STRATESEC Incorporated for the year ended December 31, 2000. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

The financial statements of STRATESEC Incorporated for the year ended December 31, 1999 were audited by other independent accountants whose report dated March 24, 2000 expressed an unqualified opinion on those financial statements.




McLean, Virginia
March 23, 2001

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Shareholders
Stratesec, Incorporated

We have audited the accompanying balance sheet of Stratesec, Incorporated (formerly known as Securacom, Incorporated), as of December 31, 1999, and the related statements of operations, changes in shareholders' equity, and cash flows for the year then ended (which financial statements are not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stratesec, Incorporated, as of December 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles before those statements were restated for the pooling of interests transaction referred to in Note 3 to the financial statements. We have not audited the financial statements of Stratesec, Incorporated for any period subsequent to December 31, 1999.

We have also audited Schedule II of Stratesec, Incorporated, for the year ended December 31, 1999 (which schedule is not presented separately herein). In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein before this schedule was restated for the pooling of interests transaction referred to in Note 3 to the financial statements.




Frederick, Maryland
March 24, 2000

                             STRATESEC INCORPORATED

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999

                                                                                         2000               1999
                                                                                   ---------------    ---------------
                                     ASSETS

Current assets
   Cash and cash equivalents                                                     $         887,214  $       3,084,443
   Accounts receivable, net of allowance for doubtful accounts of
     $350,000 in 2000, and $675,000 in 1999                                              3,953,660          2,421,374
   Costs and estimated earnings in excess of billings on uncompleted
     contracts                                                                           4,615,240          2,865,886
   Inventory, net of allowance of $70,000 in 2000 and
     $40,000 in 1999                                                                       370,882            245,903
   Other current assets                                                                     45,150              9,346
                                                                                   ---------------    ---------------

          Total current assets                                                           9,872,146          8,626,952

Property and equipment, net                                                                675,913            799,671
Note receivable from stockholder                                                           327,277            327,277
Deposits                                                                                   124,068            124,576
                                                                                   ---------------    ---------------

          Total assets                                                           $      10,999,404  $       9,878,476
                                                                                  ================   ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                              $       3,120,396  $       3,278,116
   Accrued expenses                                                                      1,020,746            719,673
   Income taxes payable                                                                  1,245,000            286,000
   Bank and other lines-of-credit                                                        2,331,555            771,532
   Billings in excess of costs and estimated earnings on uncompleted contracts             137,309          3,345,689
   Capital lease obligations                                                                69,642             72,860
   Deferred income taxes                                                                         0            159,000
                                                                                   ---------------    ---------------

          Total current liabilities                                                      7,924,648          8,632,870

Capital lease obligations                                                                   22,616             94,570
                                                                                   ---------------    ---------------

          Total liabilities                                                              7,947,264          8,727,440
                                                                                   ---------------    ---------------

Stockholders' equity
   Common  stock,  $0.01 par  value per  share;  20,000,000  shares  authorized;
     10,280,043 issued and 10,279,964 outstanding shares in
     2000, and 8,540,189 issued and 8,688,189 outstanding shares in 1999                   102,800             85,402
   Additional paid-in capital                                                           24,279,914         21,686,907
   Accumulated deficit                                                                 (21,330,410)       (20,824,359)
   Less: treasury stock of 79 shares in 2000 and (98,000) in 1999, at cost                    (164)           203,086
                                                                                   ---------------    ---------------

          Total stockholders' equity                                                     3,052,140          1,151,036

Commitments
                                                                                   ---------------   ----------------

          Total liabilities and stockholders' equity                             $      10,999,404  $       9,878,476
                                                                                  ================   ================

                             STRATESEC INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999




                                                                                     2000                 1999
                                                                               ---------------      ---------------

Revenue                                                                      $      23,983,154    $      14,716,439
Cost of revenue                                                                    (15,374,922)         (10,238,206)
                                                                               ---------------      ---------------

          Gross profit                                                               8,608,232            4,478,233

Selling, general and administrative expenses                                        (7,179,379)          (4,314,130)
                                                                               ---------------      ---------------

          Operating profit                                                           1,428,853              164,103

Gain on sale of equipment                                                                    0                1,601
Interest and financing fees                                                           (747,806)            (258,984)
Interest and other income                                                               75,122               14,604
                                                                               ---------------      ---------------

          Income (loss) before income taxes                                            756,169              (78,676)

Provision for income taxes                                                            (800,000)            (325,000)
                                                                               ---------------      ---------------

          Net loss                                                           $         (43,831)   $        (403,676)
                                                                               ===============      ===============

Basic and diluted net loss per share                                         $            (0.00)  $           (0.05)
                                                                               ================     ===============

Weighted-average shares outstanding                                                 10,026,501            8,099,435
                                                                               ===============      ===============

                             STRATESEC INCORPORATED

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                      Common Stock            Treasury Stock             Additional                     Total
                              ------------------------   ---------------------------
                                                                                          Paid-in-        Accumulated  Stockholders'
                                 Shares        Amount      Shares          Amount          Capital         Deficit        Equity
                              -----------     --------    ----------       ---------       -----------   ------------   ----------
Balance at January 1,
   1999, as previously
   reported                     6,103,522   $   61,035      (130,000)     $ (181,851)     $ 21,143,824  $ (19,800,705) $ 1,222,303

Adjustment in connection
   with pooling of
   interests (Note 3)           1,650,000       16,500       350,000         612,650          (227,805)       186,358      587,703
                              -----------     --------    ----------       ---------       -----------   ------------   ----------

Balance at January 1,
   1999, as restated            7,753,522       77,535       220,000         430,799        20,916,019    (19,614,347)   1,810,006

Net loss                                0            0             0               0                 0       (403,676)    (403,676)

Dividends paid                          0            0             0               0          (401,245)      (806,336)  (1,207,581)

Purchase of treasury stock              0            0      (122,000)       (227,713)                0              0     (227,713)

Conversion of debenture
   bonds to common stock          620,000        6,200             0               0           923,800              0      930,000

Private placement of
  common stock                    166,667        1,667             0               0           248,333              0      250,000
                               ----------     --------    ------------     ---------       -----------   ------------   ----------

Balance at December 31,
    1999                        8,540,189       85,402        98,000         203,086        21,686,907    (20,824,359)   1,151,036

Net loss                                0            0               0             0                 0        (43,831)     (43,831)

Dividends paid                          0            0               0             0                 0       (462,220)    (462,220)

Private placement of
   common stock                 1,738,188       17,382               0             0         2,589,900              0    2,607,282

Sale of common stock                1,666           16               0             0             3,107              0        3,123

Purchase of treasury
  stock                                 0        0           (98,079)       (203,250)                0              0     (203,250)
                              --------------  --------    ----------       ---------       -----------   ------------   ----------

Balance at December 31, 2000   10,280,043   $  102,800           (79)     $     (164)     $ 24,279,914  $ (21,330,410) $ 3,052,140
                               ==========     ========    ==========       ========        ==========    ===========    =========

                             STRATESEC INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                                         2000                1999
                                                                                   ---------------     ---------------
Cash flows from operating activities:

   Net loss                                                                      $        (43,831)   $       (403,676)
                                                                                  ---------------     ---------------
   Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
       Depreciation and amortization                                                      280,228             201,322
       Change in allowance for doubtful accounts and inventory obsolescence              (295,000)            228,000
       Loss on sale of equipment                                                                0              (1,601)
       Deferred income taxes                                                             (159,000)             39,000
       Transfer of property and equipment to inventory                                          0            (140,308)
       (Increase) decrease in:
          Restricted cash                                                                       0           1,900,000
          Accounts receivable                                                          (1,207,286)           (190,488)
          Costs and estimated earnings in excess of billings on uncompleted
            contracts                                                                  (1,749,354)         (1,425,401)
          Inventory                                                                      (154,979)            (44,845)
          Other current assets                                                            (35,804)            165,615
       Increase (decrease) in:
          Accounts payable                                                               (157,720)          1,708,446
          Accrued expenses                                                                301,073            (322,938)
          Income taxes payable                                                            959,000             286,000
          Billings in excess of costs and estimated earnings on uncompleted
            contracts                                                                  (3,208,380)          2,597,034
                                                                                   --------------      --------------

            Total adjustments                                                          (5,427,222)          4,999,836
                                                                                   --------------      --------------

            Net cash (used in) provided by operating activities                        (5,471,053)          4,596,160
                                                                                   --------------      --------------

Cash flows from investing activities:

   Increase in notes receivable from stockholder                                                0            (490,000)
   Principal payments received under notes receivable from stockholder                          0             162,723
   Proceeds from the sale of equipment                                                          0               9,833
   Purchases of property and equipment, net                                              (156,470)           (328,020)
   Decrease (increase) in deposits                                                            508             (66,477)
                                                                                   --------------      --------------

            Net cash used in investing activities                                        (155,962)           (711,941)
                                                                                   --------------      --------------

Cash flows from financing activities:

   Dividend payments                                                                     (462,220)         (1,207,581)
   Net borrowings under bank line-of-credit                                             1,560,023             771,532
   Repurchase of common stock                                                            (203,250)           (227,713)
   Proceeds from the issuance of common stock                                           2,610,405             250,000
   Principal payments under capital lease obligations                                     (75,172)            (68,672)
   Principal payments on debentures                                                             0            (872,404)
                                                                                   --------------      --------------

            Net cash provided by (used in) financing activities                         3,429,786          (1,354,838)
                                                                                   --------------      --------------

Net (decrease) increase in cash                                                        (2,197,229)          2,529,381

Cash and cash equivalents at the beginning of the year                                  3,084,443             555,062
                                                                                   --------------      --------------

Cash and cash equivalents at the end of the year                                 $        887,214    $      3,084,443
                                                                                  ===============     ===============


                             STRATESEC INCORPORATED

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of business and principles of consolidation

The accompanying financial statements include the accounts of STRATESEC Incorporated (SFT) and its wholly-owned subsidiary, Security Systems Integration, Inc. (SSI) (collectively referred to as the Company). SFT, formerly known as Securacom Incorporated, is incorporated under the laws of the State of Delaware to provide comprehensive security solutions for large commercial and government facilities worldwide.

At  December  31,  1996,  SFT  was  approximately  91  percent  owned  by  KuwAm
Corporation, two private investment partnerships (of which KuwAm serves as general partner), Special Situations Investment Holdings, Ltd., and Special Situations Investments Holdings L.P.II; and certain individual limited partners of the investment partnerships (the KuwAm Group). On October 1, 1997, the Company completed an initial public offering and sold 1,400,000 shares of common stock and the KuwAm Group sold 808,000 shares of stock. At December 31, 2000 and 1999, the KuwAm Group owned approximately 11 percent and 38 percent of the Company, respectively.

On November 30, 2000, the Company acquired  Security Systems  Integration,  Inc.
(SSI). To effect the combination, SSI merged into a newly organized wholly-owned subsidiary of the Company (Note 3). SSI is a security systems company that provides design, engineering, installation, maintenance, technical support, and training services, primarily to the federal government.

All significant intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

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

Revenue recognition

The Company derives its revenue principally from long-term contracts, which are generally on a fixed-price basis. Revenue on fixed-price contracts includes direct costs and allocated indirect costs incurred plus recognized profit. Revenue is recognized under fixed-price contracts on the percentage-of-completion basis. The percentage of completion of individual contracts includes management's best estimates of the amounts expected to be realized on the contracts. It is at least reasonably possible that the amounts the Company will ultimately realize could differ materially in the near term from the amounts estimated in arriving at the earned revenue and costs and estimated earnings in excess of billings on uncompleted contracts.

Contract costs include all direct material, direct labor and subcontract costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those arising from contract revisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

The asset "costs and estimated earnings in excess of billings on uncompleted contracts" represents revenue recognized in excess of amounts billed to clients. The liability "billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenue recognized.

Cash equivalents

The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

Inventory

Inventory consists of equipment and parts held for sale and is stated at the lower of cost or market, with cost being determined by the first-in, first-out method.

Property and equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment is computed using the straight-line method over the estimated useful lives of three to ten years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the term of the related lease.

Income taxes

Income taxes have been recorded using the liability method. The income tax provision includes federal and state income taxes both currently payable and changes in deferred taxes due to differences between financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Loss per share

The Company has adopted SFAS No. 128, "Earnings Per Share" (EPS), which requires public companies to present basic earnings per share and, if applicable, diluted earnings per share. Basic EPS is based on weighted-average number of shares outstanding without consideration of common stock equivalents. Diluted EPS is based on the weighted-average number of common and common equivalent shares outstanding. When dilutive, the calculation takes into account the shares that may be issued upon exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the year.

Stock options and warrants have not been included in the calculation of dilutive earnings per share as their inclusion would be antidilutive.


NOTE 2 - OPERATIONS

As shown in the accompanying financial statements, the Company has incurred recurring operating losses and has an accumulated deficit of $21,330,410 at December 31, 2000. The Company's continued existence is dependent upon its ability to generate profitable operations and, if necessary, secure financing to fund future operations. Management is addressing these matters by reducing overhead expenses and reorganizing the Company's management structure. Management believes that actions previously and presently taken to revise the Company's operating and financial requirements are sufficient to fund future operations.

NOTE 3 - BUSINESS COMBINATION

On November 30, 2000, the Company acquired  Security Systems  Integration,  Inc.
(SSI) in a business combination accounted for as a pooling of interests. SSI became a wholly-owned subsidiary of the Company through the exchange of 1,650,000 in newly-issued shares and 350,000 in treasury shares of the Company's common stock for all of the outstanding stock of SSI. The accompanying financial statements for 2000 are based on the assumption that SFT and SSI were combined for the full year. Financial statements for prior years have been restated to give effect to the combination.

Prior to the merger, SSI paid cash dividends of $462,220 ($0.05 per share) and $806,336 ($0.10 per share) in 2000 and 1999, respectively, and paid a return of capital dividend of $401,245 ($0.05 per share) in 1999. Per share amounts are based on the equivalent number of common shares that would have been outstanding during these years, after giving effect to the pooling of interest in 2000.

Summarized results of operation of the separate companies for the period for January 1, 2000 through September 30, 2000, the last completed quarter prior to the date of acquisition, are as follows:

                                                SFT                SSI
                                         ---------------    ---------------

     Net revenue                       $      11,864,407  $       6,869,531
                                         ===============    ===============

     Net income                        $         365,636  $       1,215,931
                                        ================   ================

The summarized assets and liabilities of the separate companies on September 30, 2000, the last completed quarter prior to the date of acquisition, were as follows:

                                                                                          SFT                SSI
                                                                                   ---------------    ---------------
     Cash and cash equivalents                                                   $         228,523  $          67,667
     Accounts receivable                                                                 4,237,962          1,063,929
     Costs and estimated earnings in excess of billings on uncompleted
       contracts                                                                         3,608,966                  0
     Other current assets                                                                  937,558            104,372
     Property, plant and equipment, net                                                    525,413            214,733
     Other assets                                                                           78,061            377,277
                                                                                   ---------------    ---------------

     Total assets                                                                        9,616,483          1,827,978

     Current liabilities                                                                (5,558,426)        (2,121,197)
     Noncurrent liabilities                                                                (43,515)           (18,759)
                                                                                   ---------------    ---------------

     Stockholder' equity (deficit)                                               $       4,014,542  $        (311,978)
                                                                                   ===============    ===============

The following is a reconciliation of the amounts of revenue and net income previously reported for 1999 with amounts restated for the business combination:

     Revenue:
       SFT, as previously reported                           $      10,631,131
       SSI                                                           4,085,308
                                                               ---------------

       As restated                                           $      14,716,439
                                                               ===============

     Net (loss) income
       SFT, as previously reported                           $        (932,838)
       SSI                                                             529,162
                                                               ---------------

       As restated                                           $        (403,676)
                                                               ===============

     Basic and diluted net (loss) income per share
       SFT, as previously reported                           $          (0.15)
       SSI                                                               0.10
                                                               --------------

       As restated                                           $          (0.05)
                                                               ==============



NOTE 4 - COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Cost and estimated earnings in excess of billings on uncompleted contracts, as well as the related billings in excess of costs and estimated earnings on uncompleted contracts, represent revenue recognized on long-term fixed-price contracts based on the percentage-of-completion method less the related billings to date. Revenue recognized in excess of billing is included in the asset balance and billings in excess of recognized revenue is included in the liability balance.


NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31:

                                                            2000          1999
                                                          ----------   ---------

     Office furniture and equipment                      $   611,493  $  611,493
     Computer equipment                                      441,857     531,395
     Leasehold improvements                                  191,836     191,837
     Vehicles                                                159,251     143,619
     Computer software                                        63,694      48,193
                                                          ----------   ---------

                                                           1,468,131   1,526,537
     Less:  accumulated depreciation and amortization       (792,218)  (726,866)
                                                          ----------   ---------

                                                         $   675,913  $  799,671
                                                          ==========   =========

Equipment purchased under capital leases approximated $342,000 at December 31, 2000 and 1999. Accumulated depreciation on those assets approximated $272,000 and $201,000 at December 31, 2000 and 1999, respectively.

Depreciation and amortization expense on property and equipment (including equipment under capital leases) was $280,228 and $201,322 for the years ended December 31, 2000 and 1999, respectively.


NOTE 6 - NOTE RECEIVABLE FROM STOCKHOLDER

The note receivable from stockholder (with an original balance of $490,000) is unsecured, with installments of principal and interest (at 7.0%) of $3,260 due monthly through September 2029. During the year ended December 31, 1999, principal payments of $162,723 were received in excess of the amounts required by the note receivable. Accordingly, no principal payments have been received during the year ended December 31, 2000 and the remaining balance has been classified as noncurrent.

NOTE 7 - BANK AND OTHER LINES-OF-CREDIT

Bank and other lines-of-credit consists of the following at December 31:

                                                                                         2000              1999
                                                                                  ----------------  ----------------
   Line-of-credit  with  financing  company  (maximum  amount of 80% of eligible accounts receivable),  due on demand, with interest (computed as a discount on amounts  factored and the duration  that the factored  amount is unpaid)
     due monthly. Discounts range from 2.5% - 4.5%. This line-of-credit is
     secured by accounts receivable and inventory.                                $      1,799,681  $        771,532

   Bank line-of-credit (maximum amount of $450,000), due on demand with interest at the bank's prime rate (9.5% at December 31, 2000). The line-of-credit is secured by a certificate of deposit, and expires, if not
     renewed, on May 31, 2001.                                                             450,000                 0

   Bank  line-of-credit  (maximum  amount  of  $100,000),  due on  demand,  with interest at the bank's prime rate plus 1.75%  (11.25% at December 31, 2000)
     due monthly. This line-of-credit is secured by equipment and machinery
     and expired on March 5, 2001.                                                          81,874                 0
                                                                                    --------------    --------------

     Total                                                                        $      2,331,555  $        771,532
                                                                                    ==============    ==============

Interest expense related to the lines-of-credit, which approximated interest paid, aggregated $447,806 and $258,984 for the years ended December 31, 2000 and 1999, respectively.


NOTE 8 - NOTES PAYABLE TO STOCKHOLDERS

During April 1998, the Company's board of directors approved issuance of up to $2 million in convertible subordinated debentures in an effort to provide additional working capital. In 1998, the Company sold $1,850,000 of these debentures to related parties, with 185,000 warrants attached to purchase common stock of the Company at $2.50 per share. The debentures bear interest at 10 percent semiannually. The value of the warrants was $71,393 at issuance and was determined by the Company, using the Black-Scholes valuation model and was recorded as additional paid-in capital. All 185,000 warrants are outstanding at December 31, 2000, but expire in April 2001.

During February 1999, the Company paid $872,404 of the outstanding $1,802,404 debt at December 31, 1998. During September 1999, the remaining $930,000 of debentures was converted to 620,000 shares of common stock at $1.50 per share.


NOTE 9 - ACCRUED EXPENSES

Accrued expenses are summarized as follows as of December 31:

                                                      2000           1999
                                                   -----------     ----------

     Accrued payroll and related liabilities     $     228,669   $    105,643
     Legal judgment                                    262,290        262,290
     Accrued interest and penalties                    300,000              0
     Directors fees                                     17,500              0
     Sales tax                                         111,666         38,649
     Other                                             100,621        313,091
                                                   -----------     ----------

                                                 $   1,020,746   $    719,673
                                                  ============    ===========

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company issued subordinated debentures in the amount of $1,850,000 with 185,000 warrants attached and incurred related interest to the KuwAm Corporation and other related parties of $180,992 for the year ended December 31, 1998. No interest was incurred under these debentures during the years ended December 31, 1999. In 1999, the Company paid, in two separate transactions, $872,404 and issued 620,000 shares of common stock to extinguish the debt.

During 1999, the Company sold 166,667 shares of common stock in a private placement at a price of $1.50 per share to two related parties.

During 2000, the Company sold 175,688 shares in a private placement at a price of $1.50 per share to one related party.

During 2000, the Company entered into a noncancelable lease agreement with a stockholder for office space in Springfield, Virginia. The lease agreement provides for payments of $10,000 per month through December 31, 2005 and has been included in the operating lease commitment schedule in Note 17.


NOTE 11 - STOCK WARRANTS

In conjunction with its initial public offering in 1997, the Company issued to the underwriter, at a purchase price of $0.001 per warrant, warrants to purchase up to an aggregate of 140,000 shares of common stock at an exercise price of $13.18 per share, all of which are outstanding at December 31, 2000. These warrants expire on October 7, 2001.


NOTE 12 - EMPLOYEE STOCK OPTIONS

In 1997, the board of directors approved the adoption of the 1997 Stock Option Plan. The 1997 Stock Option Plan provides for the grant of nonqualified options to purchase up to 500,000 shares of the Company's common stock and was amended to increase the grant of options up to 1,950,000 shares. Options may be granted to employees, officers, directors and consultants of the Company for the purchase of common stock of the Company at a price not less than the fair market value of the common stock on the date of the grant. The term of all options granted is three years and one month, with vesting occurring ratably over three years.

The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in measuring compensation expense for its stock warrants and options. Under APB No. 25, because the exercise price of the Company's employee stock warrants and options is not less than the fair market value of the underlying stock on the date of grant, no compensation expense is recognized. However, SFAS No. 123, "Accounting for Stock-Based Compensation," requires presentation of pro forma net income and earnings per share as if the Company had accounted for its employee stock warrants and options, granted subsequent to December 31, 1994, under the fair value method of that statement. For purposes of pro forma disclosure, the estimated fair value of the warrants and options is amortized to expense over the vesting period. Under the fair value method, the Company's net loss in 2000 would have increased by $225,000 or $0.02 per share on a basic and diluted basis. Under the fair value method, the Company's net loss in 2000 would have increased by $186,000 or $0.03 per share on a basic and diluted basis.

The weighted-average fair value of the individual warrants and options granted during 2000 and 1999 is estimated as $1.61 and $1.22, respectively, on the date of grant. The fair values were determined using a Black-Scholes option-pricing model with the following assumptions:

                                                    2000               1999
                                                -----------        --------
     Dividend yield                                   -                  -
     Volatility                                     140%               125%
     Risk-free interest rate                        5.50%              6.48%
     Expected life                                 3 years            3 years

Stock option activity during the years ended December 31, 2000 and 1999 is summarized below:

                                                                   Weighted
                                                                    Average
                                                    Number         Exercise
                                                 of Shares           Price

     Outstanding at January 1, 1999                 610,000       $   4.87

       Granted                                      727,500           1.65
       Exercised                                       -                -
       Forfeited                                   (174,500)          4.53
                                              -------------       --------

     Outstanding at December 31, 1999             1,163,000           1.84

       Granted                                      873,000           2.03
       Exercised                                     (1,666)          1.88
       Forfeited                                   (126,334)          2.48
                                              -------------       --------

     Outstanding at December 31, 2000             1,908,000       $   1.92
                                              =============        =======

The  following  table   summarizes   information   concerning   outstanding  and
exercisable warrants and options at December 31, 2000.

                                                                  Weighted-Average
                                                                      Remaining                  Warrants and
           Exercise                       Number                     Contractual                    Options
            Price                        Outstanding                 Life (Years)                  Exercisable
       --------------                -------------------         --------------- -----        ----------------
             $ 2.375                      170,000                       0.19                         113,333
               2.500                       93,000                       0.42                          62,000
               1.500                      288,000                       1.26                         142,667
               1.875                      339,000                       1.05                         113,000
               1.250                      145,000                       1.50                          48,333
               1.500                      520,000                       2.93                           -
               2.750                      253,000                       2.50                           -
               3.000                      100,000                       2.25                           -


NOTE 13 - INCOME TAXES

The Company's provision for income taxes differs from the amount of income tax determined by applying the applicable federal and state statutory income tax rates to the income (loss) before income taxes due to the Company's merger with SSI, for which an income tax provision has been provided based on its income before income taxes, and to changes in the SFT's valuation allowance, which has been established for the net operating loss carryforwards and temporary differences that are not presently considered likely to be realized.
The provision for income taxes consists of the following for the years ended December 31:

                                                2000               1999
                                           --------------     ---------
         Current income taxes
             Federal                     $        806,000   $         241,000
             State                                153,000              45,000
         Deferred income taxes
             Federal                             (134,000)             33,000
             State                                (25,000)              6,000
                                           --------------     ---------------

                                         $        800,000   $         325,000
                                           ==============     ===============

The deferred income tax asset results from differences in the bases for assets and liabilities presented in the financial statements and the amounts reported in the income tax returns.

                                                        2000           1999
                                                      ----------    ---------

     Current assets and liabilities
       Allowance for doubtful accounts              $    140,000   $  270,000
       Unamortized Section 481 adjustment                      0      159,000
       Accrued vacation pay and other                     19,000       21,000
       Provision for legal judgment                      105,000      105,000
       Inventory allowance                                28,000       16,000
                                                      ----------    ---------

                                                         292,000      571,000
       Valuation allowance                              (292,000)    (412,000)
                                                      ----------    ---------

     Net current deferred tax asset (liability)     $          0   $  159,000
                                                      ==========    =========


     Noncurrent assets and liabilities
       Depreciation                                 $    (39,000)  $  (39,000)
       Net operating loss carryforward                 8,422,000    7,849,000
                                                      ----------    ---------

                                                       8,383,000    7,810,000
       Valuation allowance                            (8,383,000)  (7,810,000)
                                                      ----------    ---------

     Noncurrent deferred tax asset (liability)      $          0   $        0
                                                      ==========    =========

During the years ended December 31, 2000 and 1999, the valuation allowance established for the net operating loss carryforwards and temporary differences that are not presently considered likely to be realized were increased by $453,000 and $360,000, respectively.

As of December 31, 2000, the Company has net operating loss carryforwards of approximately $21,100,000, which expire, if not utilized, in various years through 2020.

The ability of the Company to utilize net operating losses of approximately $3.5 million, which were incurred prior to 1992, may be limited due to significant ownership changes that have occurred since these losses were created.

The Company's initial public offering (IPO) also created an ownership change, however, net operating losses of approximately $8.7 million incurred after 1992, but before the IPO, are expected to be utilized, if sufficient income is generated before they expire.

NOTE 14 - RETIREMENT PLAN

The Company  maintains a defined  contribution  401(k) profit  sharing plan (the
Plan) for all employees who have attained the age of 21 and completed three months of service. Participants may make voluntary contributions to the Plan up to the maximum amount allowable by law, but not to exceed 15% of their annual compensation. The Company contributes an amount equal to 25% of the lesser of each participant's voluntary contribution or 5% of their annual compensation. Company contributions to the Plan vest to the participants ratably over a two year period. Company contributions to the Plan were $27,000 and $20,000, for the years ended December 31, 2000 and 1999, respectively.


NOTE 15 - EMPLOYMENT AND CONSULTING AGREEMENTS

The Company entered into a consulting agreement with its chairman (who is also managing partner of KuwAm Corporation) which provides for an annual consulting fee of $145,000 through March 31, 2002. As of February 1998, the annual consulting fee under this agreement was reduced by 10 percent.


NOTE 16 - SIGNIFICANT CLIENTS

During the year ended December 31, 2000, contracts with three clients accounted for approximately 29 percent, 19 percent and 13 percent of revenue. For the year ended December 31, 1999, contracts with three clients accounted for approximately 33 percent, 9 percent and 7 percent of revenue.


NOTE 17 - COMMITMENTS

The Company leases office space for its headquarters in Springfield, Virginia and satellite facilities under the terms of noncancelable operating leases, which expire at various dates through December 2005. The Company also leases equipment and automobiles under the terms of capital lease agreements, which expire at various dates through November 2002. The following is a schedule of the future minimum lease payments required under operating and capital leases that have initial or remaining terms in excess of one year as of December 31, 2000:

                                                                                   Capital Lease        Operating
         Years ending December 31,                                                   Obligations          Leases
         ------------------------                                                -----------------  ------------
                    2001                                                         $         79,235   $        257,000
                    2002                                                                   25,813            236,000
                    2003                                                                        0            179,000
                    2004                                                                        0            164,000
                    2005                                                                        0            164,000
                                                                                   --------------     --------------

          Total minimum lease payments                                                    105,048   $      1,000,000
                                                                                                      ==============
          Less: imputed interest                                                          (12,790)
                                                                                   --------------

          Present value of minimum lease payments                                         92,258
          Current portion of capital lease obligations                                   (69,642)
                                                                                     -----------

          Noncurrent portion of capital lease obligations                         $       22,616
                                                                                     ===========

Rent expense aggregated $287,000 and $242,000 for the years ended December 31, 2000 and 1999, respectively.