Form 10KSB40/A
period 2000-12-31
STRATESEC INC
filed 2001-05-04
CIK 1037453

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549

                                     FORM 10-KSB/A

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

                                    Part III

Item 9.  Directors and Executive Officers of the Registrant.

Officers and Directors

         The following sets forth certain information regarding each of the Company's officers and directors:

         Wirt D. Walker, III, age 55, has served as Chief Executive Officer of the Company since January 1999; he has served as a director of the Company since 1987, and as Chairman of the Board of Directors since 1992. Since 1982, Mr. Walker has served as a director and the Managing Director of KuwAm Corporation, a private investment firm. He is the Chairman and Chief Executive Officer of Aviation General, Incorporated, a publicly traded holding company with two wholly-owned subsidiaries: Commander Aircraft Company, which manufactures, markets and provides support services for its line of single engine, high performance Commander aircraft and provides consulting, brokerage and refurbishment services for piston aircraft, and Strategic Jet Services, Inc., which provides consulting, brokerage and refurbishment services for jet aircraft.

         Kamran Hashemi, age 47, has served as Chief Executive Officer of the Government Services division and as a director since December 2000. Prior to joining the Company, Mr. Hashemi served as President of Security Systems Integration, Incorporated from 1998 to 2000. From 1983 to 1998, he was employed by Radian, Inc., as Director, Physical Security Equipment Group, from 1988 to 1998, and as Project Engineer, from 1983 to 1987.

         Barry W. McDaniel, age 52, has served as Chief Executive Officer of the Commercial Services division since December 2000, and as a director since January 1999. Prior to joining the Company, Mr. McDaniel was employed by BDM International from 1989 to 1996, most recently as Vice President of Material Distribution and Management Systems. From 1989 to 1992 he was Vice President, Business Development and Operations for the Systems and Communications Group. Mr. McDaniel was previously employed, from 1988 to 1989, by Proxim, a real-time systems integration company as Vice President, Government Systems Integration. From 1970 to 1987, he was employed by the U.S. Government with his last assignment as a member of the Senior Executive Service (SES), serving as Deputy Director of Readiness for the United States Army Materiel Command.

         Charles W. Archer, age 55, has served as a director since March 1998. Mr. Archer has been Vice President, Strategic Development for Litton/PRC since January 1999. Mr. Archer served as the Company's President and Chief Executive Officer from March 1998 to January 1999. Prior to 1998, Mr. Archer was employed for twenty-seven years by the Federal Bureau of Investigation. During his tenure with the F.B.I., Mr. Archer held a variety of management positions involving large integrated technology projects and finance. From 1996 to 1997, he was an Assistant Director of the F.B.I., in charge of its Criminal Justice Information Services Division, the F.B.I.'s largest division.

         Robert B. Smith, Jr., age 64, has served as a director of the Company since 1995. Mr. Smith has been a private investor since 1984, and has been a director of Sunshine Mining Company, a New York Stock Exchange listed silver mining company, since 1993. He has been a trustee for the Dalkon Shield Claimants Trust, a public interest trust created to compensate those damaged by the Dalkon Shield, since 1989. Mr. Smith was formerly Chief Counsel and Staff Director of the Senate Government Operations Committee.

         Lt. General James A. Abrahamson, USAF (Retired), age 67, has served as a director of the Company since December 1997. General Abrahamson is the Chairman and CEO of International Air Safety, LLC. He served as Chairman of the Board of Directors of Oracle Corporation from 1992 to 1995 and held various executive positions and served as a member of the board of Hughes Aircraft Company from 1989 to 1992. General Abrahamson was formerly Commissioner of the White House Commission on Aviation Safety and Security (Gore Commission). Prior to 1989, General Abrahamson served in the United States Air Force. During his tenure with the Air Force he held a variety of positions, including Director of Development of the F-16 International Fighter, Director of NASA's Space Shuttle Program and Director of President Reagan's Strategic Defense Initiative ("Star Wars" Program).

         Emmit J. McHenry, age 57, has served as a director of the Company since March 2000. Mr. McHenry is the founder, President and CEO of NetCom Solutions International, Inc., an international telecommunications, engineering, consulting, and technical services company. Prior to founding NetCom Solutions International in 1995, Mr. McHenry was a founder of Network Solutions, Inc., the internet domain services provider. In the past, Mr. McHenry has held management positions with IBM, Connecticut General, Union Mutual, and Allstate Insurance Company. He is an active member of the State Department's Advisory Committee for International Communications and Information Policy and serves as a Commissioner for the Fairfax County Economic Development Authority. He is also a director of James Martin Government Intelligence and Global Technology, L.L.C.

Other Officers

         R. Michael Lagow, age 42, has served as Executive Vice President since January 2000. Mr. Lagow served in various executive positions with the company from 1993 through 1999. Prior to joining the Company, Mr. Lagow was employed as National Sales Manager of Control Systems International, a security systems company, from 1991 to 1993. Prior to 1993, Mr. Lagow served as Vice President, Network Security Corporation, developing and managing new markets for that company.

         Albert V. Graves, age 34, has served as Vice President of Finance since June 1998. Prior to joining the Company, Mr. Graves was employed by Anadac Corporation, most recently as its Corporate Controller. Previously, Mr. Graves was employed from 1994 to 1998 as Accounting Manager at Titan Corporation, a government contractor, and from 1991 to 1994 as Accounting Supervisor at Technical Resources, Inc., a bio-medical and environmental consulting firm. Mr. Graves has also served as an Accountant for Electronic Data Systems (EDS), and Crestar Bank.

Item 10.  Executive Compensation.

Summary Compensation Table

         The following table shows certain information concerning the compensation of each of the Company's most highly compensated executive officers for services rendered in all capacities to the Company for the fiscal years ended 2000, 1999 and 1998(the "Named Executive Officers").

                                               Annual Compensation                         Long-Term Compensation
                                                                                        Securities
                                                                                        Underlying       Other Annual
                                                                        Awarded          Options         Compensation
                                                Year       Salary        Bonus           (in shares)         (1)
                                               --------------------------------------------------------------------

Wirt D. Walker, III.........................   2000              --           --           35,000            $133,500 (2)
Chairman and Chief Executive Officer           1999              --           --           65,000            $136,000 (2)
and Director                                   1998              --           --           50,000            $148,680 (2)

Barry W. McDaniel............................. 2000        $150,000           --           60,000            $7,500
President, Chief Executive Officer,            1999        $150,000           --           90,000            $7,500
Commercial Services Division                   1998        $132,692           --           50,000
and Director


Ronald C. Thomas.............................  2000       $121,540            --               --            $18,000 (2)
Executive Vice President (3)                   1999       $145,000        $3,000           25,000            $2,600
                                               1998       $156,496            --           65,000            $10,000


R. Michael Lagow.............................  2000       $125,000            --           40,000            --
Executive Vice President                       1999       $105,000       $21,000           65,000            --
                                               1998       $ 90,000


----------------------
(1)  Amounts paid as director fees unless otherwise indicated.

(2) Includes consulting fees paid.

(3) Mr. Thomas served as Executive Vice-President of the Company until September30, 2001, after which he entered into a consulting agreement with the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth as of May 2, 2001 certain information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the Company's voting securities, (ii) each of the Company's directors, (iii) each of the Named Executive Officers, and (iv) all executive officers and directors of the Company as a group.

                                                    Number              Percent
                                                   of Shares (6)       of Total
KuwAm Corporation                                      204,562             2.0%
    2600 Virginia Avenue, N.W.
    Washington, D.C.  20037 (1)

NetCom Solutions International, Inc.                   700,000             7.0%
Wirt D. Walker, III (2)(3)                             683,153             6.8%

Kamran Hashemi (4)                                   2,000,000            19.9%

Barry W. McDaniel (3)                                   95,000            *

Ronald C. Thomas (3)                                   133,164             1.3%

Albert Van Graves (3)                                   63,333           *

R. Michael Lagow (3)                                    43,333           *
Mishal Yousef Saud Al Sabah (3)(5)                     250,326             2.5%

Emmit J. McHenry (3)(6)                                705,000             7.0%

Robert B. Smith, Jr. (3)                                25,000            *

James A. Abrahamson (3)                                 25,000            *

Charles W. Archer (3)                                   25,000            *

All Officers and Directors as a Group
    (11 persons) (7)                                 4,048,309            40.4%
-----------------------
*        Less than one percent

(1) KuwAm Corporation is a Washington, D.C. based private investment firm. The shareholders of KuwAm include Wirt D. Walker, III, the Chairman of the Board of director of the Company, and Mishal Yousef Saud Al Sabah, a director of the Company. Mr. Walker is also the Managing Director of KuwAm and Mr. Al Sabah is the Chairman of KuwAm.

(2) Consists of 405,785 shares held by Mr. Walker, 28,000 shares held by Mr. Walker's son and 50,000 shares owned by a trust for Mr. Walker's son, of which Mr. Walker is the trustee.

(3) Includes shares issuable upon exercise of options that are exercisable within 60 days, as follows: Mr. Walker, 65,000 shares; Mr. McDaniel, 80,000 shares; Mr. Al Sabah, 25,000 shares; Mr. McHenry, 5,000 shares; Mr. Smith, Jr., 25,000 shares; Lt. Gen. Abrahamson, 25,000 shares; Mr. Archer, 25,000 shares; Mr. Van Graves, 63,333 shares; Mr. Lagow, 43,333 shares, and Mr. Thomas, 26,667 shares.

(4) Consists of shares acquired by Mr. Hashemi through the acquisition of Security Systems Integration, Incorporated, of which Mr. Hashemi was the founder, President and CEO.

(5) Consists of 222,266 shares held by Fifth Floor Company for General Trading and Contracting, of which Mr. Al Sabah is a principal, and 3,060 shares owned by Mr. Al Sabah's son.

(6) Includes shares held by NetCom Solutions International, Inc., of which Mr. McHenry is the founder, President and CEO.

(7) At May 3, 2001, executive officers and directors of the Company as a group held options to purchase an aggregate of 920,000 shares of Common Stock, representing approximately 62.4% of outstanding options at that date. The numbers set forth in this table include an aggregate of 383,333 shares underlying options that are currently exercisable within 60 days of such date.

Item 12.  Certain Relationships and Related Transactions.

         In December 2000, the Company entered into a lease agreement with Mr. Kamran Hashemi, an officer, director and shareholder of the Company, for the lease of a building in Springfield, VA that the Company uses as its principal offices. The terms of the lease, which provide a monthly lease payment of $10,000, are as favorable as terms that would be available from unrelated parties.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             STRATESEC INCORPORATED


                         By:   /s/WIRT D. WALKER, III
                             ------------------------------
                               Wirt D. Walker, III
                               Chairman and Director