Form 10-Q
period 2001-03-31
STRATESEC INC
filed 2001-05-15
CIK 1037453

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 2001

                      Commission File Number:  1-13427


                            STRATESEC INCORPORATED

State of Incorporation:  Delaware              I.R.S. Employer I.D.:  22-2817302

                         7544 Fullerton Court
                     Springfield, Virginia  22153
                            (703) 912-9993


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


There were 10,026,501 shares of Common Stock, par value $0.01 per share, outstanding at May 11, 2001.

STRATESEC INCORPORATED

Quarter ended March 31, 2001

Index


                                                                         Page

Part I.  Financial information

     Item 1.  Financial Statements...........................................3

         Balance Sheets as of December 31, 2000 and March 31, 2001
         (unaudited).........................................................3

         Statements of Operations for the three months ended
         March 31, 2000 and 2001 (unaudited).................................4

         Statements of Cash Flows for the three months ended
         March 31, 2000 (unaudited)..........................................5

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              STRATESEC INCORPORATED
                                   BALANCE SHEETS

                                                                           December 31,          March 31,
                                                                              2000*                2001
                                                                              -----                ----
                                                                                               (Unaudited)
ASSETS
Current Assets
        Cash and cash equivalents                                         $    887,214        $     892,585
        Accounts receivable, net of allowance for doubtful
              accounts of $350,000 in 2000 and 2001                          3,953,660            4,103,655
        Costs and estimated earnings in excess of
              billings on uncompleted contracts                              4,615,240            5,831,351
        Inventory, net of allowance of $70,000 in 2000
              and 2001                                                         370,882              814,082
        Other current assets                                                    45,150              211,482
                                                                         -----------------   -----------------
              Total current assets                                           9,872,146           11,699,921

Property and Equipment, net                                                    675,913              676,054
Note Receivable from Stockholder                                               327,277              327,277
Other Assets                                                                   124,068              123,203
                                                                         -----------------   -----------------
                                                                           $10,999,404         $ 12,826,455
                                                                         =================   =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
        Accounts payable                                                   $ 3,120,396         $  3,245,482
        Accrued expenses and other                                           1,020,746            1,531,607
        Income taxes payable                                                 1,245,000            1,245,000
        Bank and other lines of credit                                       2,331,555            3,369,560
        Billings in excess of costs and estimated earnings
              on uncompleted contracts                                         137,309              137,309
        Capital lease obligations
                                                                                69,642               69,642
                                                                         -----------------   -----------------
              Total current liabilities                                      7,924,648            9,598,600

Long-Term Liabilities
        Capital lease obligations, less current maturities                      22,616               22,616


Commitments and Contingencies                                                        -                   -
Shareholders' Equity
        Common stock, $0.01 par value per share; authorized
              20,000,000 shares; 10,280,043 issued and 10,279,964
              outstanding shares in 2000 and 2001                              102,800              102,800
        Treasury stock, 79 shares in 2001                                         (164)                (164)
        Additional paid-in capital                                          24,279,914           24,279,914
        Accumulated deficit                                                (21,330,410)         (21,177,311)
                                                                         -----------------   -----------------
                                                                             3,052,140            3,205,239
                                                                         -----------------   -----------------
                                                                           $10,999,404         $ 12,826,455
                                                                         =================   =================


  * Derived from audited financial statements as of December 31, 2000.

                        STRATESEC INCORPORATED
                       STATEMENTS OF OPERATIONS
                              (Unaudited)

                                                                          Three Months Ended
                                                                               March 31,
                                                                        2000              2001
                                                                        ----              ----
Earned revenues                                                    $ 4,362,480       $  4,461,804
Cost of earned revenues                                              2,686,801          2,705,468
                                                                 -------------------------------------
        Gross profit                                                 1,675,679          1,756,336

Selling, general and administrative expenses                         1,380,847          1,496,152
                                                                 -------------------------------------
        Operating income (loss)                                        294,832            260,184

Other income (expense)                                                (100,943)          (104,701)
                                                                 -------------------------------------
        Net income before income tax provision                         193,889            155,483

Income tax provision
                                                                 -------------------------------------
        Net income (loss)                                         $    193,889      $     155,483
                                                                 =====================================

Net income (loss) per share - basic                              $        0.02      $       0.02
                                                                 =====================================

Net income per share - diluted                                   $        0.02      $       0.01
                                                                 =====================================

Weighted average common shares outstanding - basic                   9,240,861        10,279,780
                                                                 =====================================

Weighted average common shares outstanding - diluted                 9,547,893        10,514,364
                                                                 =====================================

                                               STRATESEC INCORPORATED
                                              STATEMENTS OF CASH FLOWS
                                                     (Unaudited)

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                                 2000              2001
                                                                                 ----              ----
Cash Flows from Operating Activities:
       Net income (loss)                                                    $   193,889       $   155,483
       Adjustments to reconcile net income (loss)
           to net cash used in operating activities:
               Depreciation and amortization                                     41,361            54,619
               Changes in operating assets and liabilities:
                    Accounts receivable                                      (1,389,225)         (403,811)
                    Costs and estimated earnings in excess
                        of billings on uncompleted contracts                   (149,629)         (809,061)
                    Inventory                                                  (167,078)         (443,200)
                    Other current assets                                         (5,453)         (166,332)
                    Other assets                                                   (550)           (1,519)
                    Accounts payable                                           (632,519)          125,086
                    Accrued expenses and other                                    2,863           510,861
                    Billings in excess of costs and estimated
                        earnings on uncompleted contracts                        90,059                 -
                                                                           -----------------------------------
           Total adjustments                                                 (2,210,171)       (1,133,357)
                                                                           -----------------------------------
               Net cash provided (used) by operating activities              (2,016,282)         (977,874)

Cash Flows from Investing Activities:
       Acquisition of plant and equipment                                       (66,375)          (54,760)
                                                                           -----------------------------------
               Net cash provided (used) by investing activities                 (66,375)          (54,760)

Cash Flows from Financing Activities:
       Proceeds from line of credit                                             384,957         1,038,005
       Proceeds from private placement of common stock                        2,057,282                 -
       Dividends paid                                                        (1,289,269)                -
       Principal payments on capital lease obligations                          (21,001)                -
       Purchase of treasury stock                                               (75,000)                -
                                                                           -----------------------------------
               Net cash provided (used) by financing activities               1,056,969         1,038,005
                                                                           -----------------------------------

Net increase (decrease) in cash and cash equivalents                         (1,025,688)            5,371

       Cash and cash equivalents at beginning of period                       3,084,443           887,214
                                                                           -----------------------------------
       Cash and cash equivalents at end of period                           $ 2,058,755       $   892,585
                                                                           ===================================
Supplemental Disclosures of Cash Flow Information:
       Cash paid for:
           Interest expense                                                 $    85,370      $   104,873
           Income taxes                                                               -                -

Supplemental Schedule of Non-cash Financing and
       Investing Activities:
           Sale of common stock by receipt of note receivable               $   550,000                -


                         NOTES TO FINANCIAL STATEMENTS


1.       Basis of Presentation

         The unaudited balance sheet as of March 31, 2001 and unaudited statement of operations and statement of cash flows for the three months ended March 31, 2000 and 2001 are condensed financial statements prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they omit certain information included in complete financial statements and should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 30, 2001.

         In the opinion of the Company, the unaudited financial statements at March 31, 2001 and for the three months ended March 31, 2000 and 2001 include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for such periods. Results of operations for the three months ended March 31, 2001 are not necessarily indicative of results to be expected for the full year.

         On November 30, 2000, the Company acquired Security Systems Integration, Inc. (SSI) in a business combination accounted for as a pooling of interests. In the transaction, SSI merged with a wholly owned subsidiary of the Company, which then merged into the Company. The Company exchanged of 1,650,000 in newly-issued shares and 350,000 in treasury shares of its common stock for all of the outstanding stock of SSI.

2. Cost and Estimated Earnings on Uncompleted Contracts and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts

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

Overview

         The Company is a single-source provider of comprehensive, technology based security solutions for medium and large commercial and government facilities in the United States and abroad. The Company offers a broad range of services, including: (i) consulting and planning; (ii) engineering and design;
(iii) systems integration; and (iv) maintenance and technical support.

         During the first quarter, STRATESEC Incorporated completed the consolidation of operations and facilities with Security Systems Integration Incorporated (SSI), with which it merged on December 1, 2000. This consolidation has resulted in significantly lower fixed overhead and improved operating efficiencies. As a result of the cost reductions, the overhead costs in succeeding quarters will be $400,000 less per quarter. The cost savings will be generated from a combination of overhead personnel reductions and reductions in indirect expenses.

         STRATESEC continues to build and diversify its commercial and government client base. Backlog, anticipated follow-on business from existing clients and pending projects currently exceed $30 million. STRATESEC is currently structured organizationally to do in excess of $30 million in annual revenue and yield 15% pretax profit margins. The Company's financial break-even point is approximately $13 million in annual revenue.

         STRATESEC Incorporated has grown significantly over the past three years. Annual revenues for 1998, 1999, and 2000 were $8.4 million, $14.7 million, and $23.7 million respectively. Future growth, to a large extent, will be dependent upon the Company's ability to secure appropriate working capital to finance the capital demands a sustained high rate of growth places upon a business. In this regard, the Company is currently in discussions with a number of financial institutions.

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

Results of Operations

         The following table sets forth the percentage of earned revenues represented by certain items reflected in the Company's statements of operations:

                                                       Three Months Ended
                                                           March 31,
                                                    2000              2001
                                                    ----              ----

Earned revenues                                         100.0%            100.0%
Cost of earned revenues                                  61.6              60.6
                                                --------------    --------------
       Gross profit                                      38.4              39.4

Selling, general and administrative expenses             31.7              33.5
                                                --------------    --------------
       Operating income (loss)                            6.8               5.8

Other income (expense)                                  (2.3)             (2.3)
                                                --------------    --------------

       Net income (loss)                                  4.4%              3.5%
                                                ==============    ==============


Three Months Ended March 31, 2001 Compared With Three Months Ended
March 31, 2000

         Revenues increased by 2% from $4.4 million in the three months ended March 31, 2000 to $4.5 million in the three months ended March 31, 2001. Revenue growth was restrained by the general slow down in the economy and by the need for additional working capital. The revenue in the quarter was comprised of 56% commercial work and 44% government projects. The majority of the revenue from government projects in the quarter resulted from substantial completion of two major projects. The Company has received verbal notification of a replacement project of similar size to these two projects and is awaiting formal notification. In addition, there are proposals outstanding for government projects totaling five times the amount of the two projects substantially completed in the first quarter. Commercial revenue resulted from partial completion of a large number of small to medium size projects. These projects will need to be replaced by the initiation of new projects from outstanding proposals and identified follow-on work from existing customers.

         Cost of earned revenues were $2.7 million in the three months ended March 31, 2000 and $2.7 million in the three months ended March 31, 2001. Gross margin increased from 39.1% in the 2000 period to 39.3% in 2001. Gross margins within the industry range from 30% to 40% indicating the Company has effective project cost controls in place. The Company expects to be able to maintain gross margins in the 35% to 40% range.

         Selling, general and administrative expenses increased 8.4% from $1.3 million in the three months ended March 31, 2000 to $1.5 million in the three months ended March 31, 2001. The increase was due primarily to the consolidation/merger expenses and the one-time termination and other fees associated with the merger. By the end of the quarter, the monthly recurring selling, general and administrative costs had been reduced by 40% of the combined overhead of SSI and STRATESEC prior to the merger.

         Interest expense and financing fees remained at $0.1 million in the three months ended March 31, 2001.

         New income decreased from $0.19 million in 2000 to net income of $0.15 million in 2001. Net income would have been significantly higher than the first quarter 2000 net income without the selling, general and administrative costs there were eliminated by the end of the quarter 2000.


Liquidity and Capital Resources

         Through 1997, the Company funded its capital requirements with cash generated by operations, private equity offerings, and its initial public offering in October 1997. During April 1998, the Board of Directors approved the issuance of up to $2.0 million of convertible subordinated debentures to provide additional working capital. As of May 13, 1998, the Company had issued and sold $1,450,000 of debentures. The Company sold an additional $400,000 of debentures as of August 25,1998. The debentures have an interest rate of 10%, are due on December 31, 1999 and are convertible into common stock of the Company at $8.50 per share. In addition, the holders were issued 100 warrants for each $1,000 of investment with an exercise price of $2.50 and a term of three years.

         During February 1999, the $1.9 million the Company was required to post as collateral for a bond pending its appeal of a law suit was released when the trial court's judgment was reversed. The Company paid off $0.9 million of the convertible subordinated debentures during the first quarter 1999. In September 1999 all of the holders of the remaining subordinated debentures agreed to exchange their notes for the Company's common stock valued at $1.50 per share. Additionally, to support the significant increase in business, the Board approved a private placement of 500,000 shares at $1.50 per share, which was subsequently increased to 1,204,855 shares. The Board also approved the sale of up to 21% equity in the Company to a minority partner. NetCom Solutions International subsequently purchased approximately 8% or 700,000 shares of the Company at $1.50 per share. As of March 2000, $930,000 of debt was converted to equity, $1.8 million was received by the private placement and $1.05 million in the form of cash and a short-term note was received from the sale of a minority interests.

         The Company's principal capital requirements are increased working capital needed to support its growth. The Company currently is funding its working capital requirements with cash generated by operations and a receivables factoring facility with a financial institution. As of March 31, 2001 the Company had $0.8 million in unrestricted cash and working capital of $2.1 million. During the quarter the Company used its credit line as well as extending payables with vendors to provide the working capital required. As a result of extending payables, the Company has moved to a cash basis with several major vendors which will constrain revenue recognition until additional working capital is in place. The cash balances going forward will be reduced by the need to immediately fund the acquisition of materisl from vendors until outstanding payables can be reduced as a result of obtaining additional working capital. The Company is seeking additional financing to reduce outstanding aged accounts payable and to provide the working capital to fund the increase in sales projected for 2001.

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

a.       Exhibits

         11.1     Calculation of Net Income Per Share

b.       Reports on Form 8-K.

         None

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATESEC INCORPORATED


 /s/  BARRY MCDANIEL

Barry McDaniel
President and Chief Operating Officer


May 15, 2001