Form 10-Q
period 2001-06-30
STRATESEC INC
filed 2001-08-14
CIK 1037453

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

                                    FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
                                      OF 1934.

                  For the quarterly period ended June 30, 2001

                           Commission File Number:  1-13427



                                 STRATESEC INCORPORATED

State of Incorporation:  Delaware              I.R.S. Employer I.D.:  22-2817302

                               7544 Fullerton Court
                            Springfield, Virginia 22153
                                  (703) 912-8704


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


There were 10,279,964 shares of Common Stock, par value $0.01 per share, outstanding at August 7, 2001.

STRATESEC INCORPORATED

Quarter ended June 30, 2001

Index


                                                                        Page

Part I.  Financial information

     Item 1.  Financial Statements..........................................3

         Balance Sheets as of December 31, 2000 and June 30, 2001
         (unaudited)........................................................3

         Statements of Operations for the three months ended
         June 30, 2000 and 2001 and the six months ended
         June 30, 2000 and 2001 (unaudited).................................4

         Statements of Cash Flows for the six months ended
         June 30, 2000 and 2001 (unaudited).................................5

         Notes to Financial Statements......................................6

     Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations................7

Part II.  Other information

     Item 6.   Exhibits and Reports on Form 8-K............................12

     Signature.............................................................13

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                               STRATESEC INCORPORATED
                                                   BALANCE SHEETS

                                                                                   December 31      June 30,
                                                                                       2000*          2001
                                                                                 --------------  --------------
                                                                                                   (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents..................................................   $      887,214  $      812,060
   Accounts receivable, net of allowance for doubtful
     accounts of $350,000 in 2000 and $46,000 in 2001.........................        3,953,660       1,706,626
   Costs and estimated earnings in excess of billings on
     uncompleted contracts....................................................        4,615,240       4,557,416
   Inventory, net of allowance of $70,000 in 2000 and 2001....................          370,882         580,660
   Advance to officer.........................................................               --         368,992
   Prepaid expenses...........................................................           45,150          36,880
                                                                                 --------------  --------------
        Total currents assets.................................................        9,872,146       8,062,635
Property and equipment, net...................................................          675,913         583,386
Note receivable from stockholder..............................................          327,277         327,277
Other assets  ................................................................          124,068         120,264
                                                                                 --------------  --------------
                                                                                 $   10,999,404  $    9,093,562
                                                                                 ==============  ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable...........................................................   $    3,120,396  $    3,342,894
   Accrued expenses and other.................................................        1,020,746         976,750
   Income taxes payable.......................................................        1,245,000       1,245,000
   Bank and other lines of credit.............................................        2,331,555       3,412,183
   Billings in excess of costs and estimated earnings on
     uncompleted contracts....................................................          137,309         137,309
   Capital lease obligations..................................................           69,642          67,037
                                                                                  -------------  --------------
        Total current liabilities.............................................        7,924,648       9,181,173

Long-Term Liabilities:
   Capital lease obligations, less current maturities.........................           22,616             --
Commitments and contingencies
Stockholders' Deficit
   Common stock, $0.01 par value per share; authorized
     20,000,000 shares; 10,280,043 issued and 10,279,964
     outstanding shares in 2000 and 2001......................................         102,800          102,800
   Treasury stock 79 shares in 2001...........................................            (164)            (164)
   Additional paid-in capital.................................................      24,279,914       24,279,914
   Accumulated deficit........................................................     (21,330,410)     (24,470,161)
                                                                                 --------------   --------------
         Total stockholders' deficit...........................................       3,052,140          (87,611)
                                                                                 --------------   --------------
         Total liabilities and stockholders' deficit...........................   $  10,999,404   $    9,093,562
                                                                                 ==============   ===============

* Derived from audited financial statements as of December 31, 2000.

                                               STRATESEC INCORPORATED
                                              STATEMENTS OF OPERATIONS
                                                     (Unaudited)


                                                       Three Months Ended               Six Months Ended
                                                            June 30,                        June 30,
                                                     2000             2001           2000             2001
                                                 -------------   -------------   -------------   -------------
Earned Revenues................................  $   6,511,291   $   1,688,322   $  10,853,204   $   6,150,126
Cost of earned revenue.........................      3,847,303       1,397,257       6,534,104       4,105,109
                                                 -------------   -------------   -------------   -------------

   Gross profit................................      2,663,988         291,065       4,319,100       2,045,017

Reserve - bad debt expense.....................                      2,200,000                       2,200,000
Selling, general and administrative
   expenses....................................      1,145,280       1,195,240       2,542,118       2,691,392
                                                 -------------   -------------   -------------   -------------

   Operating income (loss).....................      1,518,708      (3,104,175)      1,776,982      (2,846,375)

Interest and financing fees....................       (115,527)       (191,909)       (200,952)       (298,712)
Interest and other income......................          7,611           3,234          28,651           5,336
                                                 -------------   -------------   -------------   -------------
   Net income (loss)...........................  $   1,410,792    $ (3,292,850)   $  1,604,681   $  (3,139,751)
                                                 =============   =============   =============   =============

Net income (loss) per share--basic.............. $        0.14    $      (0.32)   $       0.16   $       (0.31)
                                                 =============   =============   =============   =============

Net income per share--diluted................... $        0.13    $        N/A    $       0.16   $         N/A
                                                 =============   =============   =============   =============

Weighted average common shares
   outstanding-basic...........................    10,300,488       10,279,964       9,770,675      10,279,964
                                                 =============   =============   =============   =============

Weighted average common shares
   outstanding-diluted.........................    10,766,842               N/A     10,064,197             N/A
                                                 =============   =============   =============   =============


                                               STRATESEC INCORPORATED
                                              STATEMENTS OF CASH FLOWS
                                                     (Unaudited)

                                                                                       Six Months Ended
                                                                                            June 30,
                                                                                     2000            2001
                                                                                --------------  --------------
Cash Flows from Operating Activities:
   Net income (loss).........................................................   $    1,604,681  $  (3,139,751)
                                                                                 -------------   ------------
   Adjustments to reconcile net income (loss) to
     net cash used in operating activities:
       Depreciation and amortization.........................................          101,234         120,383
       Reserve - bad debt expense............................................               --       2,200,000
       Changes in operating assets and liabilities
           Accounts receivable...............................................       (2,090,917)        714,248
            Costs and estimated earnings in excess of
               billings on uncompleted contracts.............................         (661,790)     (1,347,375)
         Inventory...........................................................         (461,086)       (209,778)
         Advance to officer..................................................               --         368,992
         Other current assets................................................          (22,839)          8,270
         Other assets........................................................           (3,550)          3,804
         Accounts payable....................................................          487,442         222,498
         Accrued expenses and other..........................................           26,205         (43,996)
         Income taxes payable................................................               --              --
         Billings in excess of costs and estimated
            earnings on uncompleted contracts................................           23,481              --
                                                                                --------------  --------------
  Total adjustments..........................................................      (2,601,820)       2,037,046
                                                                                --------------  --------------
       Net cash used in operating activities.................................         (997,139)     (1,102,705)
                                                                                --------------- ---------------
Cash Flows from Investing Activities:
   Acquisition of plant and equipment........................................         (111,889)        (27,856)
                                                                                --------------- ---------------
        Net cash used in by investing activities.............................         (111,889)        (27,856)
                                                                                --------------- ---------------
Cash Flows from Financing Activities:
   Proceeds from line of credit..............................................          649,703       1,080,628
   Proceeds from private placement of common stock...........................        2,607,282              --
   Dividends paid............................................................       (2,119,488)             --
   Principal payments on capital lease obligations...........................          (42,004)        (25,221)
   Purchase of treasury stock................................................         (203,250)             --
                                                                                --------------- --------------
        Net cash provided by financing activities............................          892,243       1,055,407
                                                                                --------------- --------------
Net increase (decrease) in cash and cash equivalents.........................         (216,785)        (75,154)
Cash and cash equivalents at beginning of period.............................        3,084,443         887,214
                                                                                --------------- --------------
Cash and cash equivalents at end of period...................................   $    2,867,658  $      812,060
                                                                                =============== ==============
Supplemental Disclosures of Cash Flow Information:
   Cash paid for:
     Interest expense........................................................   $      200,952  $      219,762
     Income tax..............................................................   $           --  $           --


                            NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation

         The unaudited balance sheet as of June 30, 2001 and unaudited statement of operations and statement of cash flows for the three months ended June 30, 2000 and 2001 are condensed financial statements prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they omit certain information included in complete financial statements and should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 30, 2001.

         In the opinion of the Company, the unaudited financial statements at June 30, 2001 and for the three and six months ended June 30, 2000 and 2001 include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for such periods. Results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of results to be expected for the full year.

         On November 30, 2000, the Company acquired Security Systems Integration, Inc. (SSI) in a business combination accounted for as a pooling of interests. In the transaction, SSI merged with a wholly owned subsidiary of the Company, which then merged into the Company. The Company exchanged 1,650,000 in newly-issued shares and 350,000 in treasury shares of its common stock for all of the outstanding stock of SSI.

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

         The Company attributes its poor financial results to overall economic conditions, particularly the decline in capital expenditures by business and the distressful conditions of the telecom sector, the Company's major client base. Furthermore, the Company wrote off $591,000 of amounts owed due to renegotiated contracts with four customers that reduced the amounts to be paid on completed contracts. The Company also reserved $1,609,000 to bring the total of write offs and reserves to $2,200,000. The additional $1,609,000 accounts for all amounts that the Company expects to potentially have difficulty collecting. The potential difficulties relate to possible additional contract reductions, and payment disputes with certain customers. The Company chose to be conservative and reserve an amount sufficient to address the most pessimistic outcome of all potential disputes. Additionally, the Company was inhibited from further developing new commercial and government business due to insufficient available working capital.

         The Company has continued to reduce overhead costs, renewed its asset-based bank credit line, and has made certain adjustments in its business model. These adjustments include new policies regarding the payment, by clients, for procured material and equipment. Additionally, the Company will focus heavily on building its maintenance and technical support business, which provides recurring revenue and is less affected by overall economic conditions.

         By the end of the second quarter, the Company had reduced its selling, general and administration expenses before extraordinary items to $341,000 per month. Based upon the 33% average gross margin for the first six months, the Company estimates that its annual break-even revenue amount is $12,400,000. The Company is continuing to reduce overhead costs and expects to reduce its selling, general and administration expenses by an additional 10% in the third quarter, those reductions will lower the annual break-even another $1,000,000 to $11,400,000.

         The Company has implemented the following additional initiatives to improve future performance:

         1)   It has renewed its asset-based credit line with its bank.
         2) It is working with vendors to negotiate terms for continued material purchases for new contracts.
         3) It has continued discussions with investor groups that are interested in providing the necessary working capital.
         4) It has negotiated more favorable terms with some key customers regarding payment for high dollar-value material purchases.

         The Company has a very senior sales force, which has identified a significant number of near-term sales opportunities. With the cost reductions and initiatives described above in place, the Company is positioned to be more profitable, require less working capital and have much lower break-even point. If sufficient working capital is obtained to address outstanding debt with current vendors, the Company believes that it can generate sufficient operating cash flow to execute enough additional business to achieve profitability going forward.

         The Company derives its revenues primarily from long-term, fixed-price contracts. Earnings are recognized based upon the Company's estimates of the cost and percentage of completion of individual contracts. Earned revenues equal the project's total contract amount multiplied by the proportion that direct project costs incurred on a project bear to estimated total direct project costs. Project costs include direct labor and benefits, direct material, subcontract costs, project related travel and other direct expenses.

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

Results of Operations

         The following table sets forth the percentages of earned revenues represented by certain items reflected in the Company's statements of operations:


                                                               Three Months Ended         Six Months Ended
                                                                    June 30,                  June 30,
                                                            ------------------------  ------------------------
                                                               2000         2001          2000         2001
                                                            -----------  -----------  -----------  -----------
Earned revenues...........................................      100.0%       100.0%       100.0%        100.0%
Cost of earned revenues...................................        59.1         82.8         60.2          66.7
                                                            ----------   ----------   ----------   -----------
   Gross profit...........................................        40.9         17.2         39.8          33.3
   Bad debt expense.......................................          --        130.3           --          35.8
Selling general and administrative expenses...............        17.6         70.8         23.4          43.8
                                                            ----------   ----------   ----------   -----------
   Operating income (loss)................................       23.3       (183.9)         16.4         (46.3)
Interest and financing fees...............................       (1.8)       (11.4)        (1.9)          (4.9)
Interest and other income.................................         0.1          0.2          0.3           0.1
                                                            ----------   ----------   ----------   -----------
   Net income (loss)......................................       21.6%     (195.1)%        14.8%       (51.1)%
                                                            ==========   ==========   ==========   ===========

Three Months Ended June 30, 2001 Compared With Three Months Ended June 30, 2000

         Revenues decreased by 74% from $6.5 million in the three months ended June 30, 2000 to $1.7 million in the three months ended June 30, 2001. The decrease was due primarily due to capital spending reductions by existing customers and the lack of working capital to execute existing contracts.

         Cost of earned revenues decreased from $3.8 million in the three months ended June 30, 2000 to $1.4 million in the three months ended June 30, 2001, primarily due to the decrease in revenues. Gross margin decreased from 40.9% in the 2000 period to 17.2% in 2001. Second quarter revenue had a larger proportionate number of price-competitive contracts than the historical average. As the ratio of non-competitive contracts to price-competitive contracts moves back to the norm, margins will increase. In addition, the lack of sufficient working capital caused inefficiencies in the execution of contracts.

         Selling, general and administrative expenses increased 4.4% from $1.14 million in the three months ended June 30, 2000 to $1.19 million in the three months ended June 30, 2001. The increase was primarily due to costs associated with the reduction of the workforce.

         The $2.2 million item reflects write offs and reserves for negotiated reductions with certain customers for reductions in the amount to be paid on existing contracts. This line also includes a reserve for all potential additional reductions in contracts and payment disputes, as a result of the severe reduction in capital spending budgets with key customers and contract execution issues caused by lack of sufficient working capital by the Company.

         Interest expense and financing fees increased from $0.12 million in the three months ended June 30, 2000 to $0.19 million in the three months ended June 30, 2001. The growth in interest was due to increased use of the line of credit as compared to 2000 when private equity funds were used.

         Net income decreased from a net income of $1.4 million in 2000 to net loss of $3.3 million in 2001. The decrease was due to the decrease in revenue and gross margins.

Six Months Ended June 30, 2001 Compared With Six Months Ended June 30, 2000

         Revenues decreased by 43% from $10.9 million in the six months ended June 30, 2000 to $6.2 million in the six months ended June 30, 2001. The decrease was due primarily to capital spending reductions by existing customers and lack of working capital to execute existing contracts.

         Cost of earned revenues decreased from $6.5 million in the six months ended June 30, 2000 to $4.1 million in the six months ended June 30, 2001, primarily due to the decrease in revenues. Gross margin decreased from 39.8% in the 2000 period to 33.3% in 2001. The lack of sufficient working capital caused inefficience in the execution of contracts.

         Selling, general and administrative expenses increased 8% from $2.5 million in the six months ended June 30, 2000 to $2.7 million in the six months ended June 30, 2001. The increase was primarily due to cost associated with reduction of the workforce.

         Interest expense and financing fees increased from $0.20 million in the six months ended June 30, 2000 to $0.30 million in the six months ended June 30, 2001. The growth in interest was due to increased use of line of credit as compared to 2000 when private equity funds were used.

         Net income decreased from a net income of $1.6 million in 2000 to net loss of $3.1 million in 2001. The decrease was due to the decrease in revenue and gross margins.

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

         The Company's principal capital requirements are increased working capital needed to support its growth and reduce outstanding accounts payable. The Company currently is funding its working capital requirements with cash generated by operations and a receivables factoring facility with a financial institution. As of June 1, 2001 the Company had $0.8 million in unrestricted cash and working capital of $0.3 million. During the quarter the Company used its credit line as well as extending payables with vendors to provide the working capital required. As a result of extending payables, the Company has moved to a cash basis with several major vendors which will constrain revenue recognition until additional working capital is in place. The cash balances going forward will be reduced by the need to immediately fund the acquisition of material from vendors until outstanding payables can be reduced as a result of obtaining additional working capital. The Company is seeking additional financing to reduce outstanding aged accounts payable and to provide the working capital to fund the increase in sales projected for 2001. In addition, the Company has contracted with F&H Financial to renegotiate amounts owed to vendors and expects working capital requirements to be reduced as a result.

         This Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act. All statements, other than statements of historical fact, included in this Form 10-Q that addresses activities, events, or developments that the Company expects, projects, believes, or anticipates will or may occur in the future, including matters having to do with existing or future contracts, the Company's ability to fund its operations and repay debt, business strategies, expansion and growth of operations and other such matters, are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. These statements are subject to a number assumptions, risks and uncertainties, including general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, the Company's performance on its current contracts and its success in obtaining new contracts, the Company's ability to attract and retain qualified employees, and other factors, many of which are beyond the Company's control. You are cautioned that these forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in such statements.

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

STRATESEC INCORPORATED


 /s/BARRY MCDANIEL

Barry McDaniel
Chief Operating Officer

                                                     EXHIBIT 11
                                       Calculation of Weighted Average Shares
                                     Outstanding for Net Income (Loss) Per Share

                                                                                      Six Months Ended
                                                                                           June 30,
                                                                                    2000               2001
                                                                                -------------    --------------
Earnings:
Net Income (Loss)..........................................................     $   1,604,681    $   (3,139,751)
                                                                                =============    ==============

Shares:
Weighted Average Number of Common Shares
   Outstanding.............................................................         9,770,675        10,279,964
                                                                                -------------    --------------
Average Common Shares Outstanding and Equivalents..........................        10,064,197         N/A
                                                                                =============    ==============

EPS:
Net Income (Loss) Per Share-Basic..........................................     $        0.16    $       (0.31)
                                                                                =============    ==============
Net Income (Loss) Per Share-Diluted........................................     $        0.16    $        N/A
                                                                                =============    ==============

n/a-- Calculation would be anti-dilutive for 2001.