Form 10-Q
period 2001-09-30
STRATESEC INC
filed 2001-11-14
CIK 1037453

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                          FORM 10-QSB

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934.

           For the quarterly period ended September 30, 2001

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


There were 10,279,964 shares of Common Stock, par value $0.01 per share, outstanding at November 9, 2001.

STRATESEC INCORPORATED

Quarter ended September 30, 2001

Index


                                                                                                              Page
Part I.  Financial information

     Item 1.  Financial Statements................................................................................3

         Balance Sheets as of December 31, 2000 and September 30, 2001
         (unaudited)..............................................................................................3

         Statements of Operations for the three months ended September 30, 2000 and 2001 and the nine months ended
         September 30, 2000 and 2001 (unaudited)..................................................................4

         Statements of Cash Flows for the nine months ended
         September 30, 2000 and 2001 (unaudited)..................................................................5

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

     Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations......................................................7

Part II.  Other information

     Item 6.   Exhibits and Reports on Form 8-K..................................................................12

     Signature...................................................................................................13

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                               STRATESEC INCORPORATED
                                                   BALANCE SHEETS

                                                                                  December 31,    September 30,
                                                                                       2000*          2001
                                                                                 --------------  --------------
                                                                                                   (Unaudited)
        ASSETS
Current assets:
   Cash and cash equivalents..................................................   $      887,214  $      218,505
   Accounts receivable, net of allowance for doubtful
     accounts of $350,000 in 2000 and $545,000 in 2001........................        3,925,536       3,790,981
   Costs and estimated earnings in excess of billings of
     uncompleted contracts....................................................        4,615,240       2,219,664
   Inventory, net of allowance of $70,000 in 2000 and 2001....................          370,882         684,177
   Other receivables..........................................................           28,124         408,421
   Prepaid expenses...........................................................           45,150          32,370
                                                                                 --------------  --------------
        Total currents assets.................................................        9,872,146       7,354,118
Property and equipment, net...................................................          675,913         527,760
Note Receivable from Stockholder..............................................          327,277         327,277
Other assets  ................................................................          124,068         122,364
                                                                                 --------------  --------------
                                                                                 $   10,999,404  $    8,331,519
                                                                                 ==============  ==============

        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable...........................................................   $    3,120,396  $    2,573,833
   Accrued expenses and other.................................................        1,020,746         858,920
   Income taxes payable.......................................................        1,245,000       1,245,000
   Bank and other lines of credit.............................................        2,331,555       4,014,198
   Billings in excess of costs and estimated earnings on
     uncompleted contracts....................................................          137,309          98,914
   Capital lease obligations..................................................           69,642          59,226
                                                                                 --------------  --------------
        Total current liabilities.............................................   $    7,924,648  $    8,850,091
                                                                                 --------------  --------------

Long-term liabilities:
   Capital lease obligations, less current maturities.........................           22,616            --

Shareholders' equity:
   Common stock, $0.01 par value per share; authorized
     20,000,000 shares; 10,280,043 issued and 10,279,964
     outstanding shares in 2000 and 2001......................................          102,800         102,800
   Treasury stock 79 shares in 2001...........................................            (164)           (164)
   Additional paid-in capital.................................................       24,279,914      24,279,914
   Accumulated deficit........................................................     (21,330,410)    (24,901,122)
                                                                                 -------------   --------------
     Total shareholders' equity...............................................        3,052,140       (518,572)
                                                                                 --------------  --------------
     Total liabilities & shareholders' equity.................................   $   10,999,404  $    8,331,519
                                                                                 ==============  ==============

* Derived from audited financial statements as of December 31, 2000.

                                               STRATESEC INCORPORATED
                                              STATEMENTS OF OPERATIONS
                                                     (Unaudited)


                                                       Three Months Ended               Nine Months Ended
                                                          September 30,                   September 30,
                                                     2000             2001           2000             2001
                                                 -------------   -------------   -------------   -------------
Earned Revenue.................................  $   7,812,346   $   1,694,650   $  18,665,550   $   7,844,776
Cost of earned revenue.........................      5,127,337       1,025,430      11,661,441       5,130,539
                                                 -------------   -------------   -------------   -------------

  Gross profit.................................      2,685,009         669,220       7,004,109       2,714,237

Reserve-bad debt expense.......................        281,171       (200,000)         281,171       2,000,000
Selling, general and administrative
   expenses....................................      2,502,588       1,452,527       5,044,706       4,143,919
                                                 -------------   -------------   -------------   -------------

  Operating income (loss)......................       (98,750)       (583,307)       1,678,232     (3,429,682)

Interest and financing fees....................      (120,145)        (52,613)       (321,097)       (351,325)
Interest and other income......................         45,615         204,956          74,266         210,295
                                                 -------------   -------------   -------------   -------------
  Net income (loss)............................  $   (173,280)   $   (430,961)   $   1,431,401   $ (3,570,712)
                                                 =============    ============    ============    ============

Net income (loss) per share--basic.............. $      (0.02)   $      (0.04)   $        0.14   $      (0.35)
                                                 =============    ============    ============    ============

Net income per share--diluted...................             --   $          --   $        0.14              --
                                                  =============    ============    ============   =============

Weighted average common shares
   Outstanding-basic...........................     10,279,131      10,279,964       9,941,397      10,279,964
                                                 =============   =============   =============   =============

Weighted average common shares
   Outstanding-diluted.........................             --              --      10,198,783              --
                                                 =============   =============   =============   =============

                           STRATESEC INCORPORATED
                          STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                                                       Nine Months Ended
                                                                                          September 30,
                                                                                     2000            2001
                                                                                --------------  --------------
Cash flows from operating activities:
   Net income (loss).........................................................   $    1,431,401  $  (3,570,712)
                                                                                --------------  --------------
Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
   Depreciation and amortization.............................................          206,688         202,288
   Bad debt expense..........................................................          281,171       2,200,000
Changes in operating assets and liabilities:
   Accounts receivable.......................................................      (3,049,586)     (2,065,445)
   Costs and estimated earnings in excess of
     billings on uncompleted contracts.......................................        (878,368)       2,395,576
   Inventory.................................................................        (739,792)       (313,295)
   Other receivables.........................................................               --       (380,297)
   Other current assets......................................................         (23,702)          12,780
   Other assets..............................................................          (3,485)           1,704
   Accounts payable..........................................................        (203,756)       (546,563)
   Accrued expenses and other................................................          404,353       (161,826)
   Income taxes payable......................................................          750,000              --
   Billings in excess of costs and estimated
     earnings on uncompleted contracts.......................................      (2,952,086)        (38,395)
                                                                                --------------  --------------
       Total adjustments.....................................................      (6,208,563)       1,306,527
                                                                                --------------  --------------
       Net cash provided (used) by operating activities......................      (4,777,162)     (2,264,185)
                                                                                --------------  --------------
Cash flows from investing activities:
   Acquisition of plant and equipment........................................        (147,163)        (54,135)
                                                                                --------------  --------------
       Net cash provided (used) by investing activities......................        (147,163)        (54,135)
                                                                                --------------  --------------
Cash flows from financing activities:
   Proceeds from line of credit..............................................        1,082,560       1,682,643
   Proceeds from private placement of common stock...........................        2,610,405              --
   Dividends paid............................................................      (1,277,069)              --
   Principal payments on capital lease obligations...........................         (58,915)        (33,032)
   Purchase of treasury stock................................................        (203,250)              --
                                                                                --------------  --------------
     Net cash provided (used) by financing activities........................        2,153,731       1,649,611
                                                                                --------------  --------------
Net increase (decrease) in cash and cash equivalents.........................      (2,770,594)       (668,709)
Cash and cash equivalents at beginning of period.............................        3,084,443         887,214
                                                                                --------------  --------------
Cash and cash equivalents at end of period...................................   $      313,849  $      218,505
                                                                                ==============  ==============
Supplemental Disclosures of Cash Flow Information:
   Cash paid for:
     Interest expense........................................................   $      305,024  $      219,762
     Income tax..............................................................   $           --  $           --

                       NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation

         The unaudited balance sheet as of September 30, 2001 and unaudited statement of operations and statement of cash flows for the nine months ended September 30, 2000 and 2001 are condensed financial statements prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they omit certain information included in complete financial statements and should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 30, 2001.

         In the opinion of the Company, the unaudited financial statements at September 30, 2001 and for the three and nine months ended September 30, 2000 and 2001 include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for such periods. Results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of results to be expected for the full year.

         On November 30, 2000, the Company acquired Security Systems Integration, Inc. (SSI) in a business combination accounted for as a pooling of interests. In the transaction, SSI merged with a wholly owned subsidiary of the Company, which then merged into the Company. The Company exchanged 1,650,000 in newly issued shares and 350,000 in treasury shares of its common stock for all of the outstanding stock of SSI.

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

         The Company attributes its recent poor financial results to continuing poor economic conditions, particularly the reduction in capital expenditures by business. Additionally, the Company's government business continued to be significantly lower than the previous year as a result of a change in mission of the Company's principal government customer. The Customer moved to a research and development mission instead of a system procurement mission. As a result of the continuing reduction in capital spending by the commercial customers and the need to replace the principal government customer, the Company's revenue was less than 25% of the revenue of the third quarter in 2000. The Company was able to improve gross margins to 39% by using its credit facility to purchase material directly from the manufacturer at significant discounts to the prices charged by distributors. The Company can continue to generate gross margins in excess of 35% so long as the bank provides a sufficient line to allow purchases of material from the manufacturer. The Company was also able to invoice its customers for $200,000 of the amounts reserved in the previous quarter. The Company will continue to recover the amounts reserved for bad debt.

         During the third quarter selling, general and administrative expenses before extraordinary items was $384,000 per month. The Company incurred additional expenses during the quarter as it continued to terminate employees. In addition, the Company expanded its presence in California to begin replacing the lost revenue from its existing customer base. The expansion in California was funded through overhead expenses for two months in the quarter at a rate of $40,000 per month until sufficient revenue in the region could be generated to cover the expansion. In addition, a one-time expense of $300,000 was booked to record consulting fees associated with the government business.

         The Company is continuing to reduce overhead costs to adjust to the level of revenue. The revenue stabilized in the third quarter and based on the events of September 11, the Company expects revenue to begin to increase during the fourth quarter. The Company's goal is to reduce overhead costs sufficiently to be break-even at a monthly revenue rate of $600,000 and then control the costs to insure profitability as the Company's revenue increases beyond $600,000 per month.

         The Company is also continuing to search for additional working capital to allow it to address old debt and to provide capital required to support growth. The Company's sales force have identified a significant number of sales opportunities that are expected to be awarded in the fourth quarter of 2001 and the first quarter of 2002. If the working capital is in place to allow the Company to close these opportunities and efficiently execute the projects, the Company expects to return to profitability as the revenue increases beyond $600,000 per month.

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

Results of Operations

         The following table sets forth the percentages of earned revenues represented by certain items reflected in the Company's statements of operations:


                                                               Three Months Ended         Nine Months Ended
                                                                  September 30,             September 30,
                                                            ------------------------  ------------------------
                                                               2000         2001          2000         2001
                                                            -----------  -----------  -----------  -----------
Earned revenues...........................................      100.0%       100.0%       100.0%        100.0%
Cost of earned revenues...................................        65.6         60.5         62.5          65.4
                                                            ----------   ----------   ----------   -----------
   Gross profit...........................................        34.4         39.5         37.5          34.6
Reserve for bad debt......................................         3.6       (11.8)          1.5          25.5
Selling general and administrative expenses...............        32.0         85.7         27.0          52.8
                                                            ----------   ----------   ----------   -----------
   Operating income (loss)................................       (1.3)       (34.4)          9.0        (43.7)
Interest and financing fees...............................       (1.5)        (3.1)        (1.7)         (4.5)
Interest and other income.................................         0.6         12.1          0.4           2.7
                                                            ----------   ----------   ----------   -----------

   Net income (loss)......................................      (2.2)%      (25.4)%         7.7%       (45.5)%
                                                            ==========   ==========   ==========   ===========


Three Months Ended September 30, 2001 Compared With Three Months Ended September 30, 2000

         Revenues decreased by 78% from $7.8 million in the three months ended September 30, 2000 to $1.7 million in the three months ended September 30, 2001. The decrease was due primarily to capital spending reductions by existing customers and the lack of working capital to execute existing contracts.

         Cost of earned revenues decreased from $5.1 million in the three months ended September 30, 2000 to $1.0 million in the three months ended September 30, 2001, primarily due to the decrease in revenues. Gross margin increased from 34.3% in the 2000 period to 39.4% in 2001. Third quarter revenue had a larger proportionate number of price-competitive contracts than the historical average. As the ratio of non-competitive contracts to price-competitive contracts moves back to the norm, margins should increase. In addition, the lack of sufficient working capital caused inefficiencies in the execution of contracts. [Margin seems to have improved yet discussion explains why it is low]

         Selling, general and administrative expenses decreased 42% from $2.50 million in the three months ended September 30, 2000 to $1.45 million in the three months ended September 30, 2001. The decrease was primarily due to costs associated with the reduction of the workforce.

         Interest expense and financing fees decreased from $0.12 million in the three months ended September 30, 2000 to $0.05 million in the three months ended September 30, 2001.

         Net income decreased from a net loss of $0.1 million in 2000 to net income of $6.4 million in 2001. The decrease was due to the decrease in revenue and gross margins.

Nine Months Ended September 30, 2001 Compared With Nine Months Ended September 30, 2000

         Revenues decreased by 58% from $18.7 million in the nine months ended September 30, 2000 to $7.8 million in the nine months ended September 30, 2001. The decrease was due primarily to capital spending reductions by existing customers and lack of working capital to execute existing contracts.

         Cost of earned revenues decreased from $11.7 million in the nine months ended September 30, 2000 to $5.1 million in the nine months ended September 30, 2001, primarily due to the decrease in revenues. Gross margin decreased from 37.6% in the 2000 period to 35.0% in 2001. The lack of sufficient working capital caused inefficience in the execution of contracts.

         Selling, general and administrative expenses decreased from $5.0 million in the nine months ended September 30, 2000 to $4.1 million in the nine months ended September 30, 2001. The decrease was primarily due to cost associated with reduction of the workforce.

         Interest expense and financing fees increased from $0.32 million in the nine months ended September 30, 2000 to $0.30 million in the nine months ended September 30, 2001. The growth in interest was due to increased use of line of credit as compared to 2000 when private equity funds were used.

         Net income decreased from a net income of $1.4 million in 2000 to net loss of $3.6 million in 2001. The decrease was due to the decrease in revenue and gross margins.

Liquidity and Capital Resources

         The Company's principal capital requirements are increased working capital needed to support its business and reduce outstanding accounts payable. The Company currently is funding its working capital requirements with cash generated by operations and a receivables factoring facility with a financial institution. During the three months ended September 30, 2001, operations used cash of $2.3 million, primarily due to the Company's loss. As of September 1, 2001 the Company had $0.2 million in unrestricted cash. During the quarter the Company used its credit line as well as extending payables with vendors to provide the working capital required. As a result of extending payables, the Company has moved to a cash basis with several major vendors which will constrain revenue recognition until additional working capital is in place. The cash balances going forward will be reduced by the need to immediately fund the acquisition of material from vendors until outstanding payables can be reduced as a result of obtaining additional working capital. The Company is seeking additional financing to reduce outstanding aged accounts payable and to provide the working capital to fund the increase in sales projected for the fourth quarter of 2001. In addition, the Company has contracted with F&H Financial to renegotiate amounts owned to vendors and expects working capital requirements to be reduced as a result.

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


November 14, 2001