Form 10KSB
period 2001-12-31
STRATESEC INC
filed 2002-04-12
CIK 1037453

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2001

                       Commission File Number 1-13427

                            STRATESEC INCORPORATED
           (Exact name of registrant as specified in its charter)

              Delaware                                    22-2817302
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                 Identification Number)

   14360 Sullyfield Circle, Ste. B
   Chantilly, Virginia                                    20151
      (Address of principal executive offices)          (Zip Code)

   Registrant's telephone number, including area code:  (703) 995-2121

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

         State issuer's revenue for most recent fiscal year:  $9,077,330.

         The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of March 31, 2002 (computed by reference to the closing price of such stock on the American Stock Exchange) was $6,136,867.

         As of March 31, 2002 there were 10,401,471 shares of the registrant's Common Stock outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE

    DOCUMENT                                                 WHERE INCORPORATED

Portions of the Registrant's definitive Proxy Statement
regarding the 2002 Annual Meeting of Stockholders                 Part III

                           STRATESEC Incorporated

                                  FORM 10-K


                            Cross Reference Sheet

Item                                                                      Page

                                     Part I

1     Business..............................................................  1
2     Properties............................................................  7
3     Legal Proceedings.....................................................  7
4     Submission of Matters to a Vote of Security Holders...................  8


                                     Part II

5     Market for Registrant's Common Equity and Related Stockholder Matters.  8
6     Selected Financial Data...............................................  9
7     Management's Discussion and Analysis of Financial Condition
        and Results of Operations...........................................  9
7a    Quantitative and Qualitative Disclosures About Market Risk............ 14
8     Financial Statements.................................................. 14
9     Changes in and Disagreements With Accountants on Accounting
        and Financial Disclosure............................................ 15

                                      Part III

10    Directors and Executive Officers of the Registrant.................... 15
11    Executive Compensation................................................ 15
12    Security Ownership of Certain Beneficial Owners and Management........ 15
13    Certain Relationships and Related Transactions........................ 15

                                       Part IV

14    Exhibits, Financial Statement Schedules and Reports on Form 8-K....... 16
      Signatures ........................................................... 17

                          Part I

Item 1.  Business.

General

         The Company is a single-source provider of comprehensive technology-based security solutions for medium and large commercial and government facilities in the United States and abroad. The Company offers a broad range of services, including: (i) consulting and planning; (ii) engineering and design; (iii) systems integration; and (iv) maintenance and technical support. This full range of capabilities enables the Company to provide its clients with any combination of these services or complete turnkey solutions for complex security projects. The solutions provided by the Company include integrated security systems comprised of a command center managing one or more subsystems or components, primarily access control systems, intrusion detection systems, closed circuit television systems, critical condition monitoring systems and fire detection systems. The Company has signed a set of agreements with software security vendors and has added these products to its offering. The Company has added software salesmen and intends to significantly increase security software sales as a percentage of total sales.

         The Company serves more than 50 clients including airports, hospitals, prisons, corporations, utilities, universities and government facilities. These clients include Washington Metropolitan Transit Authority, Auto Fina, AT&T, EDS, Kaiser Permanente and MCI WorldCom, Inc. In addition, the Company also provides the same full range of security systems services to the Government. The Company has an open-ended contract with the General Services Administration (GSA) that allows the government to purchase materials and services from the Company without having to go through a full competition. The Company has completed projects for the U.S. Military and several other government agencies throughout the world. These projects often require state-of-the-art security solutions for classified or high-risk government sites. The clients include the U.S. Army, U.S. Navy, U.S. Air Force, and the Department of Justice.

         The Company began operations in 1987 in association with a large privately held engineering firm. In 1992, the Company became independent from the engineering firm in conjunction with a capital infusion from a private investment group. Since 1992, the Company has devoted a substantial amount of resources and capital to enhancing its technical capability and services offerings, hiring and training key personnel and expanding its client base. In the fourth quarter of 2000, the Company merged with Security Systems Integration
(SSI) through an exchange of stock. In addition to its headquarters office in Chantilly, Virginia, which is in the Washington, D.C. metropolitan area, the Company has regional offices in Atlanta and Dallas and Sacramento, California.

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

The Company's Services

         The Company offers a full range of security services, consisting of:
(i) consulting and planning; (ii) engineering and design; (iii) systems integration; and (iv) maintenance and technical support. The Company has also added a series of software security products and services to its offering. The Company's engagement may include one or more of the elements described below.

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

         Software Security Products and Services. The Company has signed agreements with providers of a set of specific security software products. These products support key initiatives in both the Government and Commercial Sectors in this world of heightened security risks. These initiatives include telecommuting employees, decentralized office locations, mobile computing, securing laptops and workstations at the application level and securing company and agency networks. The Company also offers the services necessary to establish and implement software security policies.

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

         The Company has identified several key industries or facility types that it believes have substantial and increasing requirements for security services, including healthcare and technology companies, corporate complexes and industries and facilities for which security systems are required by regulation. The Company has developed expertise in the security regulations applicable to airports, healthcare companies, prisons and nuclear utilities, military chemical demilitarization facilities, U.S. Military installation facilities and classified government facilities.

         The Company's marketing strategy emphasizes developing long-term relationships with clients that have multiple facilities and complex security requirements so that the Company can continue to provide services over a recurring basis after the initial contract. The Company undertakes significant pre-assessment of a prospective client's needs before an initial contact is made. Engagements for maintenance and technical support enable the Company to maintain long-term contact with customers and to identify new requirements as they arise and to offer its solutions to such requirements. In the Government Division, the Company has developed strong relationships and open-ended contract vehicles that allow the Company to provide recurring services to its customers for several years. As a result of successful performance, the Company receives positive references and referrals from its existing customers to new government customers. The Company is aggressively adding to its GSA Schedule and is using that open contract vehicle to grow its presence in Federal Government Agencies.

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

         Government                            Other

    Los Alamos National Laboratory             City of Baltimore Central
    Sandia National Laboratory                 Booking and Intake Facility
    Tennessee Valley Authority                 Moscow Local Telephone System
    U.S. Department of Energy                  New York City's World TradeCenter
    U.S. Navy                                  Rostelecom
    U.S. Army                                  Rowan County (N.C.) Prison
    U.S. Department of Justice                 Washington Metropolitan Area
                                                 Transit Authority

         During 2001, the U.S. military accounted for 26%, MCI accounted for 11%, and Kaiser accounted for 8% of the Company's revenue. The loss of a significant portion of the revenue from any of these clients would need to be replaced to avoid a material adverse effect upon the Company's business, operating results and financial condition. Although the U.S. military and security software products and services accounted for a substantial portion of the Company's revenue, work performed for them was comprised of multiple projects at numerous different facilities.

Competition

         The security industry is highly competitive. The Company competes on a local, regional and national basis with systems integrators, consulting firms and engineering and design firms. The Company believes that it is the only provider that focuses solely on its comprehensive range of security services including software security to government and commercial clients on a national basis. As a result, the Company competes with different companies depending upon the nature of the project and the services being offered. For example, the Company has competed with ADT, Siemens, and Pinkerton for systems integration work. Many of its competitors have greater name recognition and financial resources than the Company. The Company may face future competition from potential new entrants into the security industry and increased competition from existing competitors that may attempt to develop the ability to offer the full range of services offered by the Company. The Company believes that competition is based primarily on the ability to deliver solutions that effectively meet a client's requirements and, to a lesser extent and primarily in competitive bid situations, on price. There can be no assurance that the Company will be able to compete successfully in the future against existing or potential competitors.

Backlog

         The Company's backlog consists of confirmed orders, including the balance of projects in process. The backlog also includes projects for which the Company has been notified it is the successful bidder even though a binding agreement has not been executed. Projects for which a binding contract has not been executed may be canceled at any time. Binding contracts may also be subject to cancellation or postponement, although cancellation generally obligates the client to pay the costs incurred by the Company. Long-term maintenance contracts may be canceled without cause. As of December 31, 2000 and 2001, the Company's backlog was approximately $4.25 million and $1.1 million, respectively. Backlog orders as of any particular date may not be indicative of actual operating results for any fiscal period. There can be no assurance that any amount of backlog will be realized. In addition, the Company has existing contractual relationships with customers who have identified $4.5 million of additional projects expected to be awarded within 12 months.

Employees

         As of December 31, 2001, the Company had 45 employees, of which 19 were based in the Company's headquarters located in Chantilly, Virginia; the balance work out of the Company's regional offices. Seven of the Company's employees are engaged exclusively in marketing and sales, 29 employees are engaged in engineering, project management, and technical functions, and seven employees are engaged in executive management and administration. Eight of the Company's employees are represented by a labor union in California and the Company believes its employee relations are good.

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

Item 2.  Properties.

         The Company's headquarters office is located in Chantilly, Virginia, which is in the Washington, D.C. metropolitan area. This office is in space the Company shares with NetCom Solutions, a shareholder of the Company. In addition, the Company leases between approximately 2,000 and 4,000 square feet of office space in each of the Atlanta, Dallas, and Sacramento metropolitan areas to support its regional operations. The Company believes that its facilities are adequate and suitable for its current operations, and that additional space is readily available if needed to support future growth.

Item 3.  Legal Proceedings.

         As of December 31, 2001, the Company was a defendant in three lawsuits regarding disputes over payments to vendors with an aggregate total of $88,000.00. As a significant subsequent event, the Company has notified the former owner of SSI that he is in material breach of the merger agreement between SSI and Stratesec Incorporated. The Company has terminated the individual's employment, vacated a facility owned by him and demanded return, or cancellation, of all 2 million shares issued as part of the merger. If the shares are not returned, the Company intends to proceed with a lawsuit seeking damages, as well as the return of the shares.

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

                                                             High           Low

         2000
              First Quarter..............................      4 1/8           2
              Second Quarter.............................      3 7/8       1 7/8
              Third Quarter..............................          3           2
              Fourth Quarter.............................      2 5/8           2

         2001
              First Quarter..............................      2 3/4           2
              Second Quarter.............................       1.59       1.10
              Third Quarter..............................       1.52         .50
              Fourth Quarter.............................       1.22         .43

         2002
              First Quarter (through March 23, 2001).....        .80         .40

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




                                                              Year Ended December 31,
                                                           2000                     2001
                                                       ----------                ----------
                                                                    (in thousands)
Statement of Operations Data:
Revenue...............................                 $      23,983              $     9,077
Cost of  revenue......................                       (15,375)                  (6,866)
                                                       --------------            -------------
   Gross profit.......................                         8,608                    2,211
Selling, general and administrative
   expenses...........................                        (7,179)                  (9,058)
                                                       --------------            -------------
     Operating income.................                         1,429                   (6,847)
      ................................
Interest and financing fees...........                          (748)                  (1,148)
Interest and other income.............                            75                      211
                                                       --------------            -------------
   Income (loss) before income taxes..                           756                   (7,784)
Provision for income taxes............                          (800)                     289
                                                       --------------            -------------
   Net loss...........................                 $         (44)            $     (7,495)
                                                       ==============            =============
   Basic and diluted loss per share...                 $       (0.00)            $      (0.73)
                                                       ==============            =============
   Diluted income per share...........                 $       (0.00)            $      (0.00)
                                                       ==============            =============
   Weighted average number of
      shares outstanding:
                 Basic................                        10,027                   10,290
                 Diluted..............                          N/A                      N/A

                                                             Year Ended December 31,
                                                          2000                       2001
                                                       ----------                ----------
Balance Sheet Data:
Cash and cash equivalents.................             $      887                $      238
Working capital (deficit).................                  1,947                    (4,983)
Total assets..............................                 10,999                     5,797
Long-term debt, less current maturities...                     23                         0
Total stockholders' equity (deficiency)...                  3,052                    (4,377)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

         The Company is a single-source provider of comprehensive, technology-based security solutions for medium and large commercial and government facilities in the United States and abroad. The Company offers a broad range of services, including: (i) consulting and planning; (ii) engineering and design; (iii) systems integration; (iv) maintenance and technical support; and (v) information security products and services.

         The Company began operations in 1987 in association with a large privately held engineering firm. As a start-up, the Company expended significant capital on the development of the Company's business and infrastructure, and it accumulated losses of approximately $2.8 million from 1987 through 1991 on aggregate revenues of approximately $17.2 million. The Company's revenues from 1990 through 1994 were generated primarily by a contract to design and integrate extensive security upgrades at three nuclear facilities for the Tennessee Valley Authority (the "TVA"). In 1992, the Company became independent from the engineering firm in conjunction with a capital infusion from a private investor group. At the same time, the Company hired new management with extensive expertise in the security industry. Since 1992, the Company has devoted a substantial amount of resources and capital to enhancing its technical capability and services offerings, hiring and training key personnel and expanding its client base. As part of this effort, the Company opened four regional offices in the United States. In November 2000, the Company merged with SSI, a security systems integration firm exclusively providing security systems and services to the U.S. Government. The resources and contracts of SSI were combined with those of the Company and became the Government Division of the Company. During 2001, the Government Division failed to generate revenues at expected levels, and will be reorganized.

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

Results of Operations

         The following table sets forth the percentages of earned revenues represented by certain items reflected in the Company's statements of operations.

                                            Year Ended December 31,
                                               2000           2001
                                               ----           ----
Revenue...................................    100.0%         100.0%
Cost of revenue...........................    (64.1%)        (75.6%)
                                            ---------      ---------
   Gross profit...........................     35.9%          24.4%
Selling, general and administrative
   expenses...............................    (29.9%)        (99.8%)
                                            ---------      ---------
   Operating income.......................      6.0%         (75.4%)
Gain on sale of plant and equipment.......      0.0%           0.0%
Interest and financing fees...............     (3.1%)        (12.7%)
Interest and other income.................      0.3%           2.3%
Provision for income taxes................     (3.4%)          3.2%
                                            ---------      ----------
   Net loss...............................     (0.2%)        (82.6%)
                                            =========      =========




Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

         Revenue decreased by 62.1% from 24.0 million in 2000 to $9.0 million in 2001. The decrease was due to a severe decrease in revenue from existing commercial customers as a result of a freeze or reduction in capital spending in the telecom and information technology (IT) sectors. In addition, ramp up of new commercial customers in other business sectors was slow due to economic conditions. The Government sector revenue from existing customers also declined dramatically and no new Government customers were added.

         Cost of revenue decreased from $15.4 million in 2000 to $6.9 million in 2001, primarily due to the decrease in revenue. Gross margin decreased from 35.9% in 2000 to $24. 4% in 2001. The gross margin was adversely affected by the trailing costs associated with completion of 3 large Government and one commercial contract.

         Selling, general and administrative expenses increased by 27.0% from $7.2 million in 2000 to $9.1 million in 2001. The increase is due to the increase in reserves and write-offs from $687,000 in 2000 to $3.9 million in 2001 that are included in selling, general and administrative expenses. Without the reserves and write-offs, selling, general and administrative expenses actually decreased by $1.8 million to $5.1 million or 26%. The circumstances giving rise to these reserves and write-offs are discussed below under "Management Plan for Improvement."

         Interest expense and financing fees increased 47% from $0.75 million in 2000 to $1.1 million in 2001. The growth was due to the increased use of the line of credit as compared with in 2000 when private equity was used.

         Net income decreased from a net loss of $0.04 million in 2000 to a net loss of $7.5 million in 2001. These decreases in net income were primarily due to the significant decrease in revenue and the write-offs and reserves the Company recorded for obsolete inventory and uncollectable receivables.

Management Plan For Improvement

         The following plan addresses management's approach to improving the financial condition of the Company as well as the plan to regain compliance with the American Stock Exchange's continued listing standards.

         The Company's revenues grew from $6 million of revenue in 1998, $14 million in 1999 and $24 million in 2000. However, the Company's financial results for 2001 were impacted by the severe downturn in the economy, especially in the Telecom and IT sectors. The Company had concentrated on those areas for its national commercial accounts because of the approach taken by companies within those sectors with regard to security. Companies within those segments typically have multiple sites but exercise central control over security policies and system implementations. As a result, the Company had grown that business segment to $14 million a year. When the Telecom and IT sectors crashed most of these companies instituted a freeze or reduction of capital spending and the Company's contracts were scaled back or cancelled causing a reduction of over one million dollars a month in business. The Company did not immediately reduce staff, as our customers believed that the reductions would be temporary. In addition, the entire economy continued to deteriorate causing not only further reductions in business, but causing several of our customers to go out of business or to stop paying outstanding payables.

         As a result of the foregoing, revenue for 2001 was $9,077,330 with a loss after unusual items of $7,495,493. The unusual items recorded during the year consists of the following:

o        Disputed accounts receivable for terminated contracts due to customer economic conditions......................................................$794,800

o        Costs associated with completion of contracts in the Texas region after closure of that regional office.............................................$784,000

o        Potentially uncollectable accounts as a result of customer economic difficulties...........................................................$1,089,000

o        Write off of, or reserve for, obsolete inventory recovered from previous contracts over the last 36 months........................................$686,000

o        Costs associated with settlements over disputed charges from subcontractors and vendors........................................................$380,000

o        Excess overhead expenses associated with financial commitments as a result of the merger agreement between SSI and Stratesec...................$1,200,000

o        Excess interest charges due to the requirement to use a factor to provide the company credit facility...............................................$819,000

                                                              Total...........................$5,752,800


         In 2002, sales are expected to remain slow through the first quarter, averaging from $300,000 to $500,000 in monthly in revenue. Based on sales projections, the Company expects revenue to improve in the second quarter to an average of $800,000 per month by the end of the quarter. The Company projects sales per month of $1 million by the end of the third quarter and $1.2 million per month by the end of the fourth quarter. To achieve this improvement in sales, the Company has added several major accounts to replace the accounts that froze their capital budgets. For example, we have added Hewitt and Associates, EMC Corporation, Kaiser Permanente, Veritas Software, Clarion Realty, The Washington Metropolitan Transit Authority, Guinette County in Georgia, CMT Construction, San Jose Construction Group, Devcon Construction and American University. In addition, we have restarted projects with EDS, Trammel Crow, Amtrak and several other prior customers.

         As of March 31, 2002, there were $3.6 million in projects on which the Company has been informed that it is the vendor of choice; there are $4.8 million more in high probability proposals outstanding. The Company has contracts on $1.2 million of the $3.6 million, and has been verbally notified on the other $2.4 million of projects. The Company believes that all of the remaining $2.4 million will be awarded to the Company over the next 60 days but even if 80% of the amount is awarded, there will be $1 million dollars of new business awarded each month of the second quarter. If the company merely maintains that rate of new business, it will begin to generate operating profits.

         The Company has also obtained the commitment from its finance company, E.S. Bankest, to finance the material and the cash flow necessary to work as much business as the Company can win; as a result the Company's financial condition should not prevent execution of its projects.

         In order to expand its offering and add higher margin revenue, the Company has also added the capability to provide software security products and services to its customers. The Company has software in evaluation at the U.S. Postal Service now for a potential major sale. The Company will add more security software products and services and expects to expand its customer base significantly in this area. The fixed overhead required to support these products and services is very low and the profitability is very high. We expect that the overall Company profitability will be significantly improved as software sales are recorded.

         The Company is also in the process of adding products for sale to the federal government to its GSA schedule. Since the Company has its headquarters in the Washington, D.C. suburbs, we expect the business with the federal government to grow over the next 12 months. Security funding for federal government buildings has been increased tremendously since September 11, 2001. The federal government recently allocated the fiscal year 2002 budget, but through March had operated under a condition of no new projects since September 2001. Contacts inside the federal government have informed us that the budgets have now been allocated and we expect sales to the federal government to increase..

         The Company has also implemented the following initiatives to reduce its overhead expenses so that break-even revenue will be $600,000 per month:

o    Reduced full-time and temporary corporate staff

o    Reduced executive management

o Relocated headquarters to shared facilities with Netcom Solutions, a privately held IT company and shareholder of STRATESEC

o    Restructured salaries of sales force to lower base and higher commissions

o    Consolidated costs (telephones, utilities, etc.) with Netcom Solutions

o Restructured operations to increase use of subcontractors on a fixed price basis

         Based on the projected increase in monthly sales and the decrease in overhead, the Company expects to be profitable on an operating basis by the end of the second quarter. In order to improve the equity position on its balance sheet, the Company is aggressively exploring mergers and acquisitions with other physical and software security firms as well as pursuing external equity funding. In addition, to reduce the liabilities on its balance sheet, the Company has prepared an offer in compromise to the IRS that will eliminate $930,000 of tax liability, if accepted. The Company also intends to attempt to convert a significant amount of the line of credit debt to equity.

Liquidity and Capital Resources

         During February 1999, the $1.9 million the Company was required to post as collateral for a bond pending its appeal of a lawsuit was released when the trial court's judgment was reversed. The Company paid off $0.9 million of the convertible subordinated debentures during the first quarter 1999. In September 1999 all of the holders of the remaining subordinated debentures agreed to exchange their notes for the Company's common stock valued at $1.50 per share. Additionally, to support the significant increase in business, the Board approved a private placement of 500,000 shares at $1.50 per share, which was subsequently increased to 1,204,855 shares. The board also approved the sale of up to 21% equity in the company to a minority partner. Netcom Solutions International subsequently purchased approximately 8% or 700,000 shares of the Company at $1.50 per share. As of March 2000, $930,000 of debt was converted to equity, the private placement and $1.05 million in the form of cash received $1.8 million and a short-term note was received from the sale of a minority interest.

         The Company's principal capital requirements are increased working capital needed to support its growth. The Company currently is funding its working capital requirements with cash generated by operations and a receivables factoring facility with a financial institution. The Company is seeking additional financing to reduce outstanding aged accounts payable and to provide the working capital to fund the sales projected for 2002. If it is unable to obtain additional financing, its ability to obtain new business and increase revenue may be limited.

Forward-Looking Statements

         This Form 10-KSB includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act. All statements, other than statements of historical fact, included in this Form 10-KSB that address activities, events, or developments that the Company expects, projects, believes, or anticipates will or may occur in the future, including matters having to do with existing or future contracts, the Company's ability to fund its operations and repay debt, business strategies, expansion and growth of operations and other such matters, are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. These statements are subject to a number of assumptions, risks and uncertainties, including general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, the Company's performance on its current contracts and its success in obtaining new contracts, the Company's ability to attract and retain qualified employees, and other factors, many of which are beyond the Company's control. You are cautioned that these forward-looking statements are not guarantees of future performance and those actual results or developments may differ materially from those projected in such statements.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk.

         Not Applicable.

Item 8.  Financial Statements.

         The Financial Statements of the Company, together with the reports thereon of Argy, Wiltse & Robinson, P.C. dated March 8, 2002 are listed in Item 14(a)(1) and are included at the end of this Report on Form 10-K, beginning on page F-1, and are incorporated herein by reference.

                                    Part III

Item 9.  Directors and Executive Officers of the Registrant.

         The information required by Item 9 will be contained in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders under the captions "Directors and Nominees" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934."

Item 10.  Executive Compensation.

         The information required by Item 10 will be contained in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders under the caption "Executive Compensation", and is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

         The information required by Item 11 will be contained in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders under the caption "Common Stock Ownership of Certain Beneficial Owners and Management", and is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions.

         The information required by Item 12 will be contained in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders under the caption "Compensation Committee Interlocks and Insider Participation and Certain Transactions", and is incorporated herein by reference.

                                     Part IV

Item 13.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a) (1) List of Financial Statements. The following is a list of the financial statements included at the end of this Report of Form 10-KSB beginning on page F-1:

         Reports of Independent Certified Public Accountants
         Balance Sheets as of December 31, 2001 and 2000
         Statements of Operations for the Years Ended December 31, 2001 and 2000 Statement of Stockholders' Equity for the Years Ended December 31, 2001
             and 2000
         Statements of Cash Flows for the Years Ended December 31, 2001
             and 2000
         Notes to Financial Statements

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

Exhibit
Number                                      Exhibits

3.1           Form of Restated Certificate of Incorporation1
3.2           Form of Bylaws1
4             Form of Rights Agreement1
10.1          Stock Option Plan1
10.2          Employment Agreement with Ronald C. Thomas1
10.4          Consulting Agreement with Wirt D. Walker, III1
23.2          Consent of Argy, Wiltse & Robinson, P.C.

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

                              STRATESEC INCORPORATED


                            By: /s/BARRY W. MCDANIEL
                                Barry W. McDaniel
                         President/Chief Executive Officer

         Pursuant to the requirements of the Securities Act of 1933, the following persons in the capacities and on the dates indicated have signed this registration statement.





Signature                                                 Title                                  Date
/s/ BARRY W. MCDANIEL                        Co-President/Chief Executive Officer            April 12, 2002
--------------------------------------       (Principal Executive Officer)
Barry W. McDaniel


/s/ WIRT D. WALKER, III                      Chairman and Director                           April 12, 2002
--------------------------------------
Wirt D. Walker, III

/s/ ALBERT V. GRAVES                         Chief Financial Officer                         April 12, 2002
--------------------------------------       (Principal Accounting Officer)
Albert V. Graves

/s/ JAMES A. ABRAHAMSON                      Director                                        April 12, 2002
--------------------------------------
James A. Abrahamson


/s/ CHARLES W. ARCHER                        Director                                        April 12, 2002
--------------------------------------
Charles W. Archer

/s/ EMMIT J. MCHENRY                         Director                                        April 12, 2002
--------------------------------------
Emmit J. McHenry


                  REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders of STRATESEC Incorporated:

In our opinion, the accompanying consolidated balance sheets and the related statements of operations, of stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of STRATESEC Incorporated (formerly known as Securacom, Incorporated) at December 31, 2001 and 2000, and the result of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

We have also audited Schedule II of STRATESEC Incorporated for the years ended December 31, 2001 and 2000. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




McLean, Virginia
March 8, 2002

                           STRATESEC INCORPORATED

                         CONSOLIDATED BALANCE SHEETS

                          DECEMBER 31, 2001 AND 2000

                                                                                         2001               2000
                                                                                   ---------------    ---------------
                                  ASSETS
Current assets
   Cash and cash equivalents                                                     $         238,201  $         887,214
   Accounts receivable, net of allowance for doubtful accounts of
     $750,000 at 2001 and $350,000 at 2000                                               4,108,692          3,953,660
   Costs and estimated earnings in excess of billings on uncompleted
     contracts, net of allowance of $300,000 at 2001 and $0 at 2000                        582,698          4,615,240
   Inventory, net of allowance of $400,000 at 2001 and
     $70,000 at 2000                                                                       190,606            370,882
   Other current assets                                                                     70,728             45,150
                                                                                   ---------------    ---------------
          Total current assets                                                           5,190,925          9,872,146

Property and equipment, net                                                                483,904            675,913
Note receivable from stockholder, net                                                            0            327,277
Deposits                                                                                   121,764            124,068
                                                                                   ---------------    ---------------
          Total assets                                                           $       5,796,593  $      10,999,404
                                                                                   ===============    ===============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                              $       2,287,718  $       3,120,396
   Accrued expenses                                                                        304,961          1,020,746
   Income taxes payable                                                                    955,954          1,245,000
   Bank and other lines-of-credit                                                        6,325,490          2,331,555
   Billings in excess of costs and estimated earnings on uncompleted contracts             276,984            137,309
   Capital lease obligations                                                                22,615             69,642
                                                                                   ---------------    ---------------
          Total current liabilities                                                     10,173,722          7,924,648

Capital lease obligations                                                                        0             22,616
                                                                                   ---------------    ---------------
          Total liabilities                                                             10,173,722          7,947,264
                                                                                   ---------------    ---------------

Stockholders' (deficit) equity
   Common stock, $0.01 par value per share; 20,000,000 shares authorized;
     10,401,471 issued and 10,392,550 outstanding shares at 2001, and 10,280,043 issued and 10,279,964 outstanding shares at
     2000                                                                                  104,015            102,800
   Additional paid-in capital                                                           24,363,700         24,279,914
   Accumulated deficit                                                                 (28,826,311)       (21,330,410)
   Less: treasury stock of 8,921 shares at 2001 and 79 shares at 2000, at cost             (18,533)              (164)
                                                                                   ---------------    ---------------
          Total stockholders' (deficit) equity                                          (4,377,129)         3,052,140

Commitments
                                                                                   ---------------  -----------------
          Total liabilities and stockholders' equity                             $       5,796,593  $      10,999,404
                                                                                  ================   ================

                           STRATESEC INCORPORATED

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                    YEARS ENDED DECEMBER 31, 2001 AND 2000




                                                                                     2001                 2000
                                                                               ---------------      ---------------
Revenue                                                                      $       9,077,330    $      23,983,154
Cost of revenue                                                                     (6,865,988)         (15,374,922)
                                                                               ---------------      ---------------
          Gross profit                                                               2,211,342            8,608,232

Selling, general and administrative expenses                                        (5,179,313)          (6,492,352)
Bad debt expense                                                                    (3,878,922)            (687,027)
                                                                               ---------------      ---------------
          Operating (loss) profit                                                   (6,846,893)           1,428,853

Interest and financing fees                                                         (1,148,563)            (747,806)
Interest and other income                                                              210,509               75,122
                                                                               ---------------      ---------------
          (Loss) income before income taxes                                         (7,784,947)             756,169

Benefit from (provision for) income taxes                                              289,046             (800,000)
                                                                               ---------------      ---------------
          Net loss                                                           $      (7,495,901)   $         (43,831)
                                                                               ===============      ===============

Basic and diluted net loss per share                                         $            (0.73)  $           (0.00)
                                                                               ================     ================

Weighted-average shares outstanding                                                 10,290,162           10,026,501
                                                                               ===============      ===============

                          STRATESEC INCORPORATED

                   STATEMENTS OF STOCKHOLDERS' EQUITY

                 YEARS ENDED DECEMBER 31, 2001 AND 2000



                                            Common Stock            Treasury Stock
                                    -------------------------   ------------------------    Additional                        Total
                                                                                             Paid-in-      Accumulated Stockholders'
                                      Shares       Amount        Shares        Amount        Capital         Deficit       (Deficit)
                                                                                                                             Equity
                                  ------------   -----------   ---------   -----------    ------------   --------------  ----------
Balance at December 31, 1999       8,540,189    $    85,402      98,000   $  (203,086)   $ 21,686,907   $ (20,824,359)  $ 1,151,036

Net loss                                   0              0           0             0               0         (43,831)      (43,831)

Dividends paid                             0              0           0             0               0        (462,220)     (462,220)

Private placement of common stock  1,738,188         17,382           0             0       2,589,900               0     2,607,282

Sale of common stock                   1,666             16           0             0           3,107               0         3,123

Purchase of treasury stock                 0              0     (98,079)     (203,250)              0               0      (203,250)
                                  ----------    -----------   ---------   -----------    ------------   -------------   -----------

Balance at December 31, 2000      10,280,043        102,800         (79)         (164)     24,279,914     (21,330,410)    3,052,140

Net loss                                   0              0           0             0               0      (7,495,901)   (7,495,901)

Sale of common stock                 121,428          1,215           0             0          83,786               0        85,001

Purchase of treasury stock                 0              0      (8,842)      (18,369)              0               0       (18,369)
                                  ----------    -----------   ---------   ------------   ------------   -------------   -----------

Balance at December 31, 2001      10,401,471    $   104,015      (8,921)  $   (18,533)   $ 24,363,700   $ (28,826,311)  $(4,377,129)
                                  ==========    ===========   =========   ============   ============   =============   ===========

                     STRATESEC INCORPORATED

              CONSOLIDATED STATEMENTS OF CASH FLOWS

             YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                                        2001               2000
                                                                                 ----------------     ----------------
Cash flows from operating activities:

   Net loss                                                                      $     (7,495,901)   $        (43,831)
                                                                                  ---------------     ---------------
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                      257,535             280,228
       Change in allowances for doubtful accounts, inventory obsolescence, and
          note receivable, net                                                          1,357,277            (295,000)
       Deferred income taxes                                                                    0            (159,000)
       (Increase) decrease in:
          Accounts receivable                                                            (555,032)         (1,207,286)
          Costs and estimated earnings in excess of billings on uncompleted
            contracts                                                                   3,732,542          (1,749,354)
          Inventory                                                                      (149,724)           (154,979)
          Other current assets                                                            (25,578)            (35,804)
       Increase (decrease) in:
          Accounts payable                                                               (832,678)           (157,720)
          Accrued expenses                                                               (715,785)            301,073
          Income taxes payable                                                           (289,046)            959,000
          Billings in excess of costs and estimated earnings on uncompleted
            contracts                                                                     139,675          (3,208,380)
                                                                                   --------------      --------------
            Total adjustments                                                           2,919,186          (5,427,222)
                                                                                   --------------      --------------
            Net cash used in operating activities                                      (4,576,715)         (5,471,053)
                                                                                   --------------      --------------

Cash flows from investing activities:

   Purchases of property and equipment, net                                               (65,526)           (156,470)
   Decrease in deposits                                                                     2,304                 508
                                                                                   --------------      --------------
            Net cash used in investing activities                                         (63,222)           (155,962)
                                                                                   --------------      --------------

Cash flows from financing activities:

   Net borrowings under bank and other lines-of-credit                                  3,993,935           1,560,023
   Principal payments under capital lease obligations                                     (69,643)            (75,172)
   Repurchase of common stock                                                             (18,369)           (203,250)
   Proceeds from the issuance of common stock                                              85,001           2,610,405
   Dividend payments                                                                            0            (462,220)
                                                                                   --------------      --------------
            Net cash provided by financing activities                                   3,990,924           3,429,786
                                                                                   --------------      --------------

Net decrease in cash and cash equivalents                                                (649,013)         (2,197,229)

Cash and cash equivalents at the beginning of the year                                    887,214           3,084,443
                                                                                   --------------      --------------

Cash and cash equivalents at the end of the year                                 $        238,201    $        887,214
                                                                                  ===============     ===============


                       STRATESEC INCORPORATED

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 2001 AND 2000


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

At December 31, 1996, SFT was approximately 91 percent owned by KuwAm Corporation, two private investment partnerships (of which KuwAm serves as general partner), Special Situations Investment Holdings, Ltd., and Special Situations Investments Holdings L.P. II; and certain individual limited partners of the investment partnerships (the KuwAm Group). On October 1, 1997, SFT completed an initial public offering and sold 1,400,000 shares of common stock and the KuwAm Group sold 808,000 shares of stock. At December 31, 2001 and 2000, the KuwAm Group owned approximately 10 percent and 11 percent of the Company, respectively.

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

Revenue recognition

The Company derives its revenue principally from long-term contracts, which are generally on a fixed-price basis. Revenue on fixed-price contracts includes direct costs and allocated indirect costs incurred plus recognized profit. Revenue is recognized under fixed-price contracts on the percentage-of-completion basis. The percentage of completion of individual contracts includes management's best estimate of the amounts expected to be realized on the contracts. It is at least reasonably possible that the amounts the Company will ultimately realize could differ materially in the near term from the amounts estimated in arriving at the earned revenue and costs and estimated earnings in excess of billings on uncompleted contracts.

Contract costs include all direct material, direct labor and direct subcontract costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those arising from contract revisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions occur.

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

Income taxes

Income taxes have been recorded using the liability method. The income tax provision includes federal and state income taxes both currently payable and changes in deferred taxes due to differences between financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.
Loss per share

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


NOTE 2 - OPERATIONS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations, financed primarily through over-line borrowing from its line-of-credit with a financing company. Further, at December 31, 2001, current liabilities exceed current assets by $4,982,797, and total liabilities exceed total assets by $4,377,129.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.


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

Prior to the merger, SSI paid cash dividends of $462,220 ($0.05 per share) in 2000. Per share amounts are based on the equivalent number of common shares that would have been outstanding during these years, after giving effect to the pooling of interest in 2000.

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
                                         ================   ================

The summarized assets and liabilities of the separate companies on September 30, 2000, the last completed quarter prior to the date of acquisition, were as follows:

                                                                                          SFT                SSI
                                                                                   ---------------    ---------------
     Cash and cash equivalents                                                   $         228,523  $          67,667
     Accounts receivable                                                                 4,237,962          1,063,929
     Costs and estimated earnings in excess of billings on uncompleted
       contracts                                                                         3,608,966                  0
     Other current assets                                                                  937,558            104,372
     Property and equipment, net                                                           525,413            214,733
     Other assets                                                                           78,061            377,277
                                                                                   ---------------    ---------------

     Total assets                                                                        9,616,483          1,827,978

     Current liabilities                                                                (5,558,426)        (2,121,197)
     Noncurrent liabilities                                                                (43,515)           (18,759)
                                                                                   ---------------    ---------------

     Stockholders' equity (deficit)                                              $       4,014,542  $        (311,978)
                                                                                   ===============    ===============


NOTE 4 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts, as well as the related billings in excess of costs and estimated earnings on uncompleted contracts, represent revenue recognized on long-term fixed-price contracts based on the percentage-of-completion method less the related billings to date. Revenue recognized in excess of billing is included in the asset balance and billings in excess of recognized revenue is included in the liability balance.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31:

                                                    2001               2000
                                                ------------     --------------

     Office furniture and equipment           $      632,348   $        611,493
     Computer equipment                              449,100            441,857
     Leasehold improvements                          227,439            191,836
     Vehicles                                        159,251            159,251
     Computer software                                65,519             63,694
                                                ------------     --------------

                                                   1,533,657          1,468,131
     Less:  accumulated depreciation
         and amortization                         (1,049,753)          (792,218)
                                                ------------     --------------

                                              $      483,904   $        675,913
                                                ============    ===============

Equipment purchased under capital leases approximated $342,000 at December 31, 2001 and 2000. Accumulated depreciation on those assets approximated $323,000 and $272,000 at December 31, 2001 and 2000, respectively.

Depreciation and amortization expense on property and equipment (including equipment under capital leases) was $257,535 and $280,228 for the years ended December 31, 2001 and 2000, respectively.


NOTE 6 - NOTE RECEIVABLE FROM STOCKHOLDER

The note receivable from stockholder (with an original balance of $490,000) is unsecured, with installments of principal and interest (at 7.0%) of $3,260 due monthly through September 2029. No principal payments have been received during the years ended December 31, 2001 or 2000. As such, the unpaid balance of $327,277 has been fully reserved.


NOTE 7 - BANK AND OTHER LINES-OF-CREDIT

Bank and other lines-of-credit consists of the following at December 31:


                                                                                         2001              2000
                                                                                  ----------------  ----------------
   Line-of-credit with financing company (maximum amount of 80% of eligible accounts receivable), due on demand, with interest (computed as a discount on amounts factored and the duration that the factored amount is unpaid)
     due monthly. Discounts range from 2.5% - 4.5%. This line-of-credit is secured by accounts receivable and inventory. At December 31, 2001 total
     borrowings exceeded the allowable limit described above by $2,438,536.       $      6,325,490  $      1,799,681



   Bank line-of-credit (maximum amount of $450,000), due on demand with interest at the bank's prime rate (4.75% at December 31, 2001). The line-of-credit is secured by a certificate of deposit, and expires, if not
     renewed, on May 31, 2002.                                                                   0           450,000

   Bank line-of-credit (maximum amount of $100,000), due on demand, with interest at the bank's prime rate plus 1.75% (6.5% at December 31, 2001)
     due monthly. This line-of-credit is secured by equipment and machinery
     and expired on March 5, 2002.                                                               0            81,874
                                                                                    --------------    --------------

     Total                                                                        $      6,325,490  $      2,331,555
                                                                                    ==============    ==============

Interest expense related to the lines-of-credit, which approximated interest paid, aggregated $462,512 and $447,806 for the years ended December 31, 2001 and 2000, respectively.


NOTE 8 - NOTES PAYABLE TO STOCKHOLDERS

During April 1998, the Company's board of directors approved issuance of up to $2 million in convertible subordinated debentures in an effort to provide additional working capital. In 1998, the Company sold $1,850,000 of these debentures to related parties, with 185,000 warrants attached to purchase common stock of the Company at $2.50 per share. The debentures bear interest at 10 percent semiannually. The value of the warrants was $71,393 at issuance and was determined by the Company, using the Black-Scholes valuation model and was recorded as additional paid-in capital. All 185,000 warrants were outstanding at December 31, 2000 and expired in April 2001.


NOTE 9 - ACCRUED EXPENSES

Accrued expenses are summarized as follows at December 31:

                                                       2001           2000
                                                    -----------     ----------

     Accrued payroll and related liabilities      $     146,343   $    228,669
     Sales tax                                           94,795        111,666
     Accrued interest and penalties                      50,000        300,000
     Legal judgment                                           0        262,290
     Directors fees                                           0         17,500
     Other                                               13,823        100,621
                                                    -----------     ----------

                                                  $     304,961   $  1,020,746
                                                   ============    ===========


NOTE 10 - RELATED PARTY TRANSACTIONS

During 2000, the Company sold 175,688 shares of common stock in a private placement at a price of $1.50 per share to one related party.

During 2000, the Company entered into a noncancelable lease agreement with a stockholder for office space in Springfield, Virginia. The lease agreement provides for payments of $10,000 per month through December 31, 2005 and has been included in the operating lease commitment schedule in Note 17.

During 2001, the Company issued warrants for the purchase of 400,000 shares of its common stock (Note 11) to its financing company (Note 7).


NOTE 11 - STOCK WARRANTS

In conjunction with its initial public offering in 1997, the Company issued to the underwriter, at a purchase price of $0.001 per warrant, warrants to purchase up to an aggregate of 140,000 shares of common stock at an exercise price of $13.18 per share, all of which were outstanding at December 31, 2000. These warrants expired on October 7, 2001.

During 2001, the Company issued to its financing company (Note 7) warrants to purchase 400,000 shares of common stock at a purchase price of $1 per share for the first 200,000 shares and $0.70 per share for the remaining 200,000 shares. The weighted average fair value of these warrants granted during 2001 is estimated at $0.85 on the date of the grant. These warrants are all outstanding at December 31, 2001 and, if not exercised, expire on December 31, 2002.


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

The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in measuring compensation expense for its stock options. Under APB No. 25, because the exercise price of the Company's employee stock options is not less than the fair market value of the underlying stock on the date of grant, no compensation expense is recognized. However, SFAS No. 123, "Accounting for Stock-Based Compensation," requires presentation of pro forma net income and earnings per share as if the Company had accounted for its employee stock options, granted subsequent to December 31, 1994, under the fair value method of that statement. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period. Under the fair value method, the Company's net loss in 2001 would have increased by $445,000 or $0.04 per share on a basic and diluted basis. Under the fair value method, the Company's net loss in 2000 would have increased by $225,000 or $0.02 per share on a basic and diluted basis.

The weighted-average fair value of the individual options granted during 2001 and 2000 is estimated as $0.70 and $1.61, respectively, on the date of grant. The fair values were determined using a Black-Scholes option-pricing model with the following assumptions:

                                                       2001               2000
                                                   -----------        --------
     Dividend yield                                     0%                 0%
     Volatility                                        350%               140%
     Risk-free interest rate                           3.10%              5.50%
     Expected life                                   3 years            3 years

Stock option activity during the years ended December 31, 2001 and 2000 is summarized below:

                                                                      Weighted
                                                                       Average
                                                     Number           Exercise
                                                    of Shares            Price

     Outstanding at January 1, 2000                  1,163,000    $        1.84

       Granted                                         873,000             2.03
       Exercised                                        (1,666)            1.88
       Forfeited                                      (126,334)            2.48
                                                 -------------       ----------

     Outstanding at December 31, 2000                1,908,000             1.92

       Granted                                         895,000             0.70
       Exercised                                             0             0.00
       Forfeited                                      (898,666)            2.04
                                                 -------------       ----------

     Outstanding at December 31, 2001                1,904,334    $        1.29
                                                 =============       ==========

The following table summarizes information concerning outstanding and exercisable options at December 31, 2001:

                                             Weighted-Average
                                                Remaining
      Exercise              Number              Contractual         Options
       Price               Outstanding          Life (Years)      Exercisable
  --------------       -------------------  ------------------ ----------------

      $ 1.500                48,000                0.75                  31,999
        1.875               223,000                0.05                 148,667
        1.250               145,000                0.50                  96,666
        1.500               385,000                1.93                 128,333
        2.750               175,000                1.50                  58,333
        3.000                33,334                1.25                  11,111
        0.700               895,000                2.62                       0


NOTE 13 - INCOME TAXES

The Company's provision for income taxes differs from the amount of income tax determined by applying the applicable federal and state statutory income tax rates to the (loss) income before income taxes due to the Company's merger with SSI, for which an income tax provision has been provided based on its income before income taxes, and to changes in SFT's valuation allowance, which has been established for the net operating loss carryforwards and temporary differences that are not presently considered likely to be realized. The benefit from income taxes at December 31, 2001 relates to a change of estimate concerning the SSI taxes payable, which was adjusted upon the completion of the related income tax returns.
The benefit from (provision for) income taxes consists of the following for the years ended December 31:

                                                 2001                2000
                                           --------------      --------------
         Current income taxes
             Federal                     $        242,799    $       (806,000)
             State                                 46,247            (153,000)
         Deferred income taxes
             Federal                                    0             134,000
             State                                      0              25,000
                                           --------------      --------------

                                         $        289,046    $       (800,000)
                                           ==============      ==============

The deferred income tax asset results from differences in the bases for assets and liabilities presented in the financial statements and the amounts reported in the income tax returns. As of December 31, the differences are summarized as follows:

                                                                                       2001                 2000
                                                                                 --------------       ---------------
     Current assets and liabilities
       Allowance for doubtful accounts                                         $        420,000     $        140,000
       Inventory allowance                                                              160,000               28,000
       Reserve for note receivable from stockholder                                     131,000                    0
       Accrued vacation pay and other                                                     5,000               19,000
       Provision for legal judgment                                                           0              105,000
                                                                                 --------------       --------------

                                                                                        716,000              292,000
       Valuation allowance                                                             (716,000)            (292,000)
                                                                                 --------------       --------------

     Net current deferred tax asset (liability)                                $              0     $              0
                                                                                 ==============       ==============


     Noncurrent assets and liabilities
       Depreciation                                                            $        (35,000)    $        (39,000)
       Net operating loss carryforward                                               11,115,000            8,422,000
                                                                                 --------------       --------------

                                                                                     11,080,000            8,383,000
       Valuation allowance                                                          (11,080,000)          (8,383,000)
                                                                                 --------------       --------------

     Noncurrent deferred tax asset (liability)                                 $              0     $              0
                                                                                 ==============       ==============

During the years ended December 31, 2001 and 2000, the valuation allowance established for the net operating loss carryforwards and temporary differences that are not presently considered likely to be realized were increased by $3,121,000 and $453,000, respectively.

As of December 31, 2001, the Company has net operating loss carryforwards of approximately $27,800,000, which will expire, if not utilized, in various years through 2021. No income taxes were paid during the years ended December 31, 2001 and 2000.

The ability of the Company to utilize net operating losses of approximately $3.5 million, which were incurred prior to 1992, may be limited due to significant ownership changes that have occurred since these losses were created.

The Company's initial public offering (IPO) also created an ownership change. However, net operating losses of approximately $8.7 million incurred after 1992, but before the IPO, are expected to be utilized, if sufficient income is generated, before they expire.

NOTE 14 - RETIREMENT PLAN

The Company maintains a defined contribution 401(k) profit sharing plan (the
Plan) for all employees who have attained the age of 21 and completed three months of service. Participants may make voluntary contributions to the Plan up to the maximum amount allowable by law, but not to exceed 15% of their annual compensation. The Company contributes an amount equal to 25% of the lesser of each participant's voluntary contribution or 5% of his or her annual compensation. Company contributions to the Plan vest to the participants ratably over a two year period. Company contributions to the Plan were $11,500 and $27,000, for the years ended December 31, 2001 and 2000, respectively.


NOTE 15 - EMPLOYMENT AND CONSULTING AGREEMENTS

The Company entered into a consulting agreement with its chairman (who is also managing partner of KuwAm Corporation) which provides for an annual consulting fee of $145,000 through March 31, 2002. As of February 1998, the annual consulting fee under this agreement was reduced by 10 percent.


NOTE 16 - SIGNIFICANT CLIENTS

During the year ended December 31, 2001, contracts with three clients accounted for approximately 33 percent, 6 percent and 4 percent of revenue. For the year ended December 31, 2000, contracts with three clients accounted for approximately 29 percent, 19 percent and 13 percent of revenue.


NOTE 17 - COMMITMENTS

The Company leases office space for its headquarters in Springfield, Virginia and satellite facilities under the terms of noncancelable operating leases, which expire at various dates through December 2005. The Company also leases equipment and automobiles under the terms of capital lease agreements, which expire at various dates through November 2002. The following is a schedule of the future minimum lease payments required under capital and operating leases that have initial or remaining terms in excess of one year as of December 31, 2001:

                                                                                      Capital           Operating
         Years ending December 31,                                                     Leases             Leases
         ------------------------                                                -----------------  ----------------
                    2002                                                         $         25,813   $        374,000
                    2003                                                                        0            364,000
                    2004                                                                        0            180,000
                    2005                                                                        0            169,000
                                                                                   --------------     --------------

          Total minimum lease payments                                                     25,813   $      1,087,000
                                                                                                      ==============
          Less: imputed interest                                                           (3,198)
                                                                                   --------------

          Present value of minimum lease payments                                         22,615
          Current portion of capital lease obligations                                   (22,615)
                                                                                     -----------

          Noncurrent portion of capital lease obligations                         $            0
                                                                                     ===========

Rent expense aggregated $376,000 and $287,000 for the years ended December 31, 2001 and 2000, respectively.

                             STRATESEC INCORPORATED

                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                         YEARS ENDED DECEMBER 31, 2001 AND 2000




                                                                     Additions
                                                            -----------------------------
                                              Balance          Charged        Charged                             Balance
                                                 at            to Costs       to Other                             at End
                                             Beginning           and          Accounts        Deductions             of
   Description                                of Period        Expenses      (describe)       (describe)           Period
   -----------                            -------------        --------      ---------      -------------      ----------
   Year ended December 31, 2001

     Allowance for doubtful accounts      $     350,000     $   2,489,860   $         0   $    (2,089,860)(A)  $   750,000
                                           ============      ============    ==========     =============       ==========

     Reserve for costs and estimated
       earnings in excess of billings
       on uncompleted contracts           $           0     $     300,000   $         0   $             0      $   300,000
                                           ============      ============    ==========     =============       ==========

     Inventory reserve                    $      70,000     $     330,000   $         0   $             0      $   400,000
                                           ============      ============    ==========     =============       ==========

     Reserve on note receivable from
       stockholder                        $           0     $     327,277   $         0   $             0      $   327,277
                                           ============      ============    ==========     =============       ==========

   Year ended December 31, 2000

     Allowance for doubtful accounts      $     675,000     $     245,000   $         0   $      (570,000)(A)  $   350,000
                                            ===========      ============    ==========     =============       ==========

     Inventory reserve                    $      40,000     $      30,000   $         0   $             0      $    70,000
                                           ============      ============    ==========     =============       ==========





--------

(A) Write-off of uncollectible accounts.