Form 10-K/A
period 2001-12-31
STRATESEC INC
filed 2002-04-30
CIK 1037453

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

              DOCUMENTS INCORPORATED BY REFERENCE
                              None

                               PART III

Item 10.  Directors and Executive Officers

         The following sets forth certain information regarding each of the Company's Directors and Executive Officers:

         Wirt D. Walker, III, age 56, has served as Chief Executive Officer of the Company since January 1999; he has served as a director of the Company since 1987, and as Chairman of the Board of Directors since 1992. Since 1982, Mr. Walker has served as a director and the Managing Director of KuwAm Corporation, a private investment firm. He is the Chairman and Chief Executive Officer of Aviation General, Incorporated, a publicly traded holding company with two wholly-owned subsidiaries: Commander Aircraft Company, which manufactures, markets and provides support services for its line of single engine, high performance Commander aircraft and provides consulting, brokerage and refurbishment services for piston aircraft, and Strategic Jet Services, Inc., which provides consulting, brokerage and refurbishment services for jet aircraft.

         Kamran Hashemi, age 48, has served as a consultant of the Company and as a director since December 2000. Prior to joining the Company, Mr. Hashemi served as President of Security Systems Integration, Incorporated from 1998 to 2000. From 1983 to 1998, he was employed by Radian, Inc., as Director, Physical Security Equipment Group, from 1988 to 1998, and as Project Engineer, from 1983 to 1987.

         Barry W. McDaniel, age 53, has served as President/Chief Executive Officer of the Company since December 2000, and as a director since January 1999. Prior to joining the Company, Mr. McDaniel was employed by BDM International from 1989 to 1996, most recently as Vice President of Material Distribution and Management Systems. From 1989 to 1992 he was Vice President, Business Development and Operations for the Systems and Communications Group. Mr. McDaniel was previously employed, from 1988 to 1989, by Proxim, a real-time systems integration company as Vice President, Government Systems Integration. From 1970 to 1987, he was employed by the U.S. Government with his last assignment as a member of the Senior Executive Service (SES), serving as Deputy Director of Readiness for the United States Army Materiel Command.

         Charles W. Archer, age 56, has served as a director since March 1998. Mr. Archer has been Vice President, Strategic Development for Litton/PRC since January 1999. Mr. Archer served as the Company's President and Chief Executive Officer from March 1998 to January 1999. Prior to 1998, Mr. Archer was employed for twenty-seven years by the Federal Bureau of Investigation. During his tenure with the F.B.I., Mr. Archer held a variety of management positions involving large integrated technology projects and finance. From 1996 to 1997, he was an Assistant Director of the F.B.I., in charge of its Criminal Justice Information Services Division, the F.B.I.'s largest division.

         Lt. General James A. Abrahamson, USAF (Retired), age 68, has served as a director of the Company since December 1997. General Abrahamson is the Chairman and CEO of International Air Safety, LLC. He served as Chairman of the Board of Directors of Oracle Corporation from 1992 to 1995 and held various executive positions and served as a member of the board of Hughes Aircraft Company from 1989 to 1992. General Abrahamson was formerly Commissioner of the White House Commission on Aviation Safety and Security (Gore Commission). Prior to 1989, General Abrahamson served in the United States Air Force. During his tenure with the Air Force he held a variety of positions, including Director of Development of the F-16 International Fighter, Director of NASA's Space Shuttle Program and Director of President Reagan's Strategic Defense Initiative ("Star Wars" Program).

         Emmit J. McHenry, age 58, has served as a director of the Company since March 2000. Mr. McHenry is the founder, President and CEO of NetCom Solutions International, Inc., an international telecommunications, engineering, consulting, and technical services company. Prior to founding NetCom Solutions International in 1995, Mr. McHenry was a founder of Network Solutions, Inc., the internet domain services provider. In the past, Mr. McHenry has held management positions with IBM, Connecticut General, Union Mutual, and Allstate Insurance Company. He is an active member of the State Department's Advisory Committee for International Communications and Information Policy and serves as a Commissioner for the Fairfax County Economic Development Authority. He is also a director of James Martin Government Intelligence and Global Technology, L.L.C.


Director Compensation

         Directors are normally paid an annual fee of $10,000, payable in equal quarterly installments, for services as a director. Such fees are prorated when a director does not serve for a full year. Directors receive no additional compensation for committee participation or attendance at committee meetings, other than reimbursement of travel and lodging expenses. In 2001, Directors were issued common stock in lieu of their compensation, in the amount of 14,286 shares each.

         The 1997 Stock Option Plan provides for the automatic annual grant of a stock option to purchase 15,000 shares of Common Stock to each eligible non-employee and employee director of the Company; non-employee directors will automatically receive a non-statutory stock option and employee directors will automatically receive an incentive stock option.

Board Meetings and Committees

         The Board of Directors held a total of four meetings during the fiscal year ended December 31, 2001. The Board has two committees: the Audit Committee and the Compensation Committee.

         The Audit Committee, comprised of Directors Abrahamson and Archer, recommends the selection of the Company's independent accountants and approves the scope of the audit to be conducted. The Committee is primarily responsible for reviewing and evaluating the Company's accounting practices and its systems of internal accounting controls. The Audit Committee held one meeting during fiscal year 2001.

         The Compensation Committee recommends the amount and type of compensation to be paid to the Company's executive officers, reviews the performance of the Company's key employees and administers and determines distributions under the Company's Profit Sharing Plan. The Compensation Committee will also determine the number of shares, if any, to be granted each employee under such plan and the terms of such grants. The Compensation Committee held one meeting during fiscal year 2001. The members of the Compensation Committee are Messrs. Abrahamson and Archer.

         No director attended fewer than 75% of all meetings of the Board of Directors held during fiscal 2001 or of all meetings of any committee upon which such director served during fiscal 2001.

Compensation Committee Interlocks and Insider Participation

         The Compensation Committee is comprised of Messrs. Abrahamson and Archer; neither are employees of the Company. They are not eligible to participate in the Company's Profit Sharing Plan. All receive compensation for services as a director (see "Director Compensation").

Other Officers

         R. Michael Lagow, age 43, has served as Executive Vice President since January 2000. Mr. Lagow served in various executive positions with the company from 1993 through 1999. Prior to joining the Company, Mr. Lagow was employed as National Sales Manager of Control Systems International, a security systems company, from 1991 to 1993. Prior to 1993, Mr. Lagow served as Vice President, Network Security Corporation, developing and managing new markets for that company.

         Albert V. Graves, age 38, has served as Vice President of Finance since June 1998. Prior to joining the Company, Mr. Graves was employed by Anadac Corporation, most recently as its Corporate Controller. Previously, Mr. Graves was employed from 1994 to 1998 as Accounting Manager at Titan Corporation, a government contractor, and from 1991 to 1994 as Accounting Supervisor at Technical Resources, Inc., a bio-medical and environmental consulting firm. Mr. Graves has also served as an Accountant for Electronic Data Systems (EDS), and Crestar Bank.

Item 11.  Executive Compensation


Summary Compensation Table

         The following table shows certain information concerning the compensation of each of the Company's most highly compensated executive officers for services rendered in all capacities to the Company for the fiscal years ended 2001, 2000 and 1999 (the "Named Executive Officers").


                                                   Annual Compensation                              Long-Term Compensation
                                                                                             Securities
                                                                                             Underlying          Other Annual
                                                                         Awarded               Options           Compensation
                                                Year       Salary         Bonus              (in shares)             (1)
Wirt D. Walker, III..........................  2001              --           --                115,000            $101,769 (2)
Chairman and Chief Executive Officer           2000              --           --                 35,000            $133,500 (2)
and Director                                   1999              --           --                 65,000            $136,000 (2)

Barry W. McDaniel............................  2001        $130,962           --                215,000                 --
President, Chief Executive Officer,            2000        $150,000           --                 60,000              $7,500
Commercial Services Division                   1999        $150,000           --                 90,000              $7,500
    and Director

R. Michael Lagow.............................  2001       $142,870            --                   --                   --
Executive Vice President                       2000       $125,000            --                 40,000                 --
                                               1999       $105,000       $21,000                 65,000                 --

Albert V. Graves.........................      2001       $111,616            --                100,000                 --
Chief Financial Officer                        2000       $ 92,060            --                   --                   --
                                               1999       $ 85,000            --                 95,000                 --


----------------------
(1)  Amounts paid as director fees unless otherwise indicated.
(2)  Includes consulting fees paid.

Option Grants in Last Fiscal Year

         The Committee approved the following stock option grants for the executive officers during fiscal year 2001.




                                                                                     Potential Realizable Value
                                          Percent of                                 at Assumed Annual Rates of
                           Number of     Total Options                              Stock Price Appreciation for
                          Securities      Granted to                                         Option Term
                          Underlying
                            Options      Employees in
                          Granted (1)     Fiscal Year     Exercise     Expiration
                                                           Price          Date            5%            10%
------------------------------------------------------------------------------------------------------------------
Wirt D. Walker, III         115,000           12%          $0.70        9/15/04        $12,689        $26,646


Barry W. McDaniel           215,000           23%          $0.70        9/15/04        $23,723        $49,816


Albert V. Graves            100,000           11%          $0.70        9/15/04        $11,034        $23,170



------------------

(1) Each option is non-transferable; vests as to 33% of the shares covered by such option over three years, commencing on the first anniversary of the date of issuance; is canceled prior to vesting in the event the holder either resigns from the Company or is terminated for justifiable cause; and is void after the date listed under the heading "Expiration Date." The exercise price of the stock subject to options was equal to the market value on the date of grant. The number of shares issuable upon exercise of each option is subject to adjustment subsequent to any stock dividend, split-up, re-capitalization or certain other transactions.

         During 2001, Messrs. Walker, Hashemi and McDaniel were each granted an option to purchase 15,000 shares of Common Stock for their services as a director, pursuant to the 1997 Stock Option Plan.

Aggregated Option Exercises in Last Fiscal Year and Option Values as of December 31, 2001

         The following table shows the options exercised during fiscal 2001, the number of shares of Common Stock represented by outstanding stock options held by each executive officer as of December 31, 2001 and the value of such options based on the closing price of the Company's Common Stock on December 31, 2001, which was $0.58.


                                                                Number of Securities
                                                              Underlying Unexercised      Value of Unexercised In-the-
                                Number of                     Options at FY End (#) (1)  Money Options at FY End ($)(2)
                                                              -------------------------  ------------------------------
                            Shares Acquired     Value               Exercisable/
   Name                     On Exercise (#)    Realized(3)          Unexercisable           Exercisable/Unexercisable
Wirt D. Walker, III                   ---         ---                  26,667/138,333                    $0/0
Barry W. McDaniel                     ---         ---                  35,000/255,000                    $0/0
Albert V. Graves                      ---         ---                  53,333/126,667                    $0/0
R. Michael Lagow                      ---         ---                   30,000/35,000                    $0/0


--------------
(1) Represents the total number of shares subject to stock options held by each executive officer. These options were granted on various dates during fiscal years 1999 through 2001 and are exercisable on various dates beginning in 2001 and expiring in 2004.

(2) Represents the difference between the exercise price and $0.58, which was the closing price on December 31, 2001. Stock option exercise prices range from $0.70 to $2.75, therefore no options were in the money at December 31, 2001.

(3)      No options were exercised in 2001.


Employment and Consulting Agreements

         The Company has entered into a consulting agreement with Mr. Walker, to provide strategic and corporate development services through March 31, 2002 for an annual fee of $126,000.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth as of April 30, 2002 certain information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the Company's voting securities, (ii) each of the Company's directors, (iii) each of the Named Executive Officers, and (iv) all executive officers and directors of the Company as a group.




                                                      Number            Percent
                                                   of Shares (5)       of Total

NetCom Solutions International, Inc.                   700,000           6.7%

Wirt D. Walker, III (1)(2)                             684,043           6.6%

Kamran Hashemi (2)(3)                                2,066,667          19.9%

Barry W. McDaniel (2)                                   87,000              *

Albert Van Graves (2)                                   66,667              *

R. Michael Lagow (2)                                    38,334              *

Emmit J. McHenry (2)(4)                                710,000           6.8%

James A. Abrahamson (2)                                 25,000              *

Charles W. Archer (2)                                   25,000              *

All Officers and Directors as a
   Group (8 persons) (5)                             3,702,711          35.6%
-----------------------
*        Less than one percent

(1) Consists of 429,010 shares held by Mr. Walker, 39,500 shares held by Mr. Walker's son, 50,000 shares owned by a trust for the benefit of Mr. Walker's son, of which Mr. Walker is the trustee, and 127,000 shares owned by a trust for the benefit of Mr. Walker's mother, of which Mr. Walker is also a trustee. Does not include 204,562 shares held by an entity of which Mr. Walker is a minority shareholder and a managing director.

(2) Includes shares issuable upon exercise of options that are exercisable within 60 days, as follows: Mr. Walker, 38,333 shares; Mr. Hashemi, 66,667 shares; Mr. McDaniel, 55,000 shares; Mr. McHenry, 10,000 shares; Lt. Gen. Abrahamson, 25,000 shares; Mr. Archer, 25,000 shares; Mr. Graves, 66,667 shares; and Mr. Lagow, 38,334 shares.

(3) Includes 2,000,000 shares acquired by Mr. Hashemi through the Company's acquisition of Security Systems Integration, Incorporated, of which Mr. Hashemi was the founder, President and CEO.

(4) Includes shares held by NetCom Solutions International, Inc., of which Mr. McHenry is the founder, President and CEO.

(5) At April 30, 2002, executive officers and directors of the Company as a group held options to purchase an aggregate of 1,035,000 shares of Common Stock, representing approximately 62.9% of outstanding options at that date. The numbers set forth in this table include an aggregate of 325,001 shares underlying options that are exercisable within 60 days of such date.

Item 13.  Related Party Transactions

         During 2000, the Company sold 175,688 shares of common stock in a private placement at a price of $1.50 per share to one related party.

         During 2000, the Company entered into a non-cancelable lease agreement with a stockholder for office space in Springfield, Virginia. The lease agreement provides for payments of $10,000 per month through December 31, 2005 and has been included in the operating lease commitment schedule in note 17.

         During 2001, the Company issued warrants for the purchase of 400,000 shares of its common stock to its financing company.

         During 2001, the Company paid consulting fees of $516,414 to Kamran Hashemi, one of its directors.

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