Form 10-Q
period 2002-03-31
STRATESEC INC
filed 2002-05-14
CIK 1037453

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2002

                         Commission File Number: 1-13427


                             STRATESEC INCORPORATED

State of Incorporation: Delaware               I.R.S. Employer I.D.:  22-2817302

                         14360 Sullyfield Circle Ste. B
                            Chantilly, Virginia 20151
                                 (703) 631-5163


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                                      Yes  [X]    No  [_]

There were 10,401,472 shares of Common Stock, par value $0.01 per share, outstanding at May 14, 2002.
================================================================================

STRATESEC INCORPORATED

QUARTER ENDED MARCH 31, 2002

INDEX
--------------------------------------------------------------------------------
                                                                            PAGE

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements............................................3

        Balance Sheets as of December 31, 2001 and March 31, 2002
          (unaudited).........................................................3

        Statements of Operations for the three months ended
          March 31, 2001 and 2002 (unaudited).................................4

        Statements of Cash Flows for the three months ended
          March 31, 2001 (unaudited)..........................................5

        Notes to Financial Statements.........................................6

     Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations..................7

PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K..............................10

     Signature...............................................................11

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             STRATESEC INCORPORATED
                                 BALANCE SHEETS

                                                               December 31,       March 31,
                                                                   2001*            2002
                                                              --------------   --------------
                                                                                 (Unaudited)
ASSETS
Current Assets
     Cash and cash equivalents                                $      238,201   $      102,400
     Accounts receivable, net of allowance for doubtful
       accounts of $750,000 in 2001 and 2002                       4,108,692        4,267,787
     Costs and estimated earnings in excess of
       billings on uncompleted contracts                             582,698          198,355
     Inventory, net of allowance of $400,000 in 2001
       and 2002                                                      190,606          234,018
     Other current assets                                             70,728           70,558
                                                              --------------   --------------
             TOTAL CURRENT ASSETS                                  5,190,925        4,873,098

Property and Equipment, net                                          483,904          435,034
Other Assets                                                         121,764          121,764
                                                              --------------   --------------
                                                              $    5,796,593   $    5,429,896
                                                              ==============   ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Accounts payable                                         $    2,287,718   $    1,787,447
     Accrued expenses and other                                      304,961          713,160
     Income taxes payable                                            955,954          955,954
     Bank and other lines of credit                                6,325,490        7,520,540
     Billings in excess of costs and estimated earnings
       on uncompleted contracts                                      276,984          169,984
     Capital lease obligations                                        22,615            6,004
                                                              --------------   --------------
             TOTAL CURRENT LIABILITIES                            10,173,722       11,153,089

Long-Term Liabilities
     Capital lease obligations, less current maturities

Commitments and Contingencies                                              -                -
Shareholders' Equity
     Common stock, $0.01 par value per share; authorized
       20,000,000 shares; 10,401,471 issued and 10,392,550
       outstanding shares in 2001 and 2002                           104,015          104,015
     Treasury stock, 8,891 shares in 2001and 2002                    (18,533)         (18,533)
     Additional paid-in capital                                   24,363,700       24,363,700
     Accumulated deficit                                         (28,826,311)     (30,172,375)
                                                              --------------   --------------
                                                                  (4,377,129)      (5,723,193)
                                                              --------------   --------------
                                                              $    5,796,593   $    5,429,896
                                                              ==============   ==============

      * Derived from audited financial statements as of December 31, 2001.

        The accompanying notes are an integral part of these statements.

                             STRATESEC INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    Three Months Ended
                                                                         March 31,
                                                                   2001             2002
                                                              --------------   --------------
Earned revenues                                               $    4,461,804   $      646,922
Cost of earned revenues                                            2,705,468          583,831
                                                              --------------   --------------
     Gross profit                                                  1,756,336           63,091

Selling, general and administrative expenses                       1,496,152        1,070,842
                                                              --------------   --------------
     Operating income (loss)                                         260,184       (1,007,751)

Other income (expense)                                              (104,701)        (338,313)
                                                              --------------   --------------
     Net income before income tax provision                          155,483       (1,346,064)

Income tax provision
                                                              --------------   --------------
     Net income (loss)                                        $      155,483   $   (1,346,064)
                                                              ==============   ==============

Net income (loss) per share - basic                           $         0.02   $        (0.13)
                                                              ==============   ==============
Net income per share - diluted                                $         0.01   $          n/a
                                                              ==============   ==============
Weighted average common shares outstanding - basic                10,279,780       10,392,550
                                                              ==============   ==============
Weighted average common shares outstanding - diluted              10,514,364              n/a
                                                              ==============   ==============

        The accompanying notes are an integral part of these statements.

                             STRATESEC INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Three Months Ended
                                                                         March 31,
                                                                   2001             2002
                                                              --------------   --------------
Cash Flows from Operating Activities:
     Net income (loss)                                        $      155,483   $   (1,346,064)
     Adjustments to reconcile net income (loss)
       to net cash used in operating activities:
         Depreciation and amortization                                54,619           52,690
         Changes in operating assets and liabilities:
           Accounts receivable                                      (403,811)        (159,095)
           Costs and estimated earnings in excess
             of billings on uncompleted contracts                   (809,601)         384,363
           Inventory                                                (443,200)         (43,412)
           Other current assets                                     (166,332)             170
           Other assets                                               (1,519)
           Accounts payable                                          125,086         (500,271)
           Accrued expenses and other                                510,861          408,199
           Billings in excess of costs and estimated
             earnings on uncompleted contracts                                       (107,000)
                                                              --------------   --------------
       Total adjustments                                          (1,133,357)          35,644
                                                              --------------   --------------
         Net cash provided (used) by operating activities           (977,874)      (1,310,420)

Cash Flows from Investing Activities:
     Acquisition of plant and equipment                              (54,760)          (3,820)
                                                              --------------   --------------
         Net cash provided (used) by investing activities            (54,760)          (3,820)

Cash Flows from Financing Activities:
     Proceeds from line of credit                                  1,038,005        1,195,050
     Principal payments on capital lease obligations                                  (16,611)
                                                                                            -
                                                              --------------   --------------
         Net cash provided (used) by financing activities          1,038,005        1,178,439
                                                              --------------   --------------

Net increase (decrease) in cash and cash equivalents                   5,371         (135,801)

     Cash and cash equivalents at beginning of period                887,214          238,201
                                                              --------------   --------------
     Cash and cash equivalents at end of period               $      892,585   $      102,400
                                                              ==============   ==============
Supplemental Disclosures of Cash Flow Information:
     Cash paid for:
       Interest expense                                       $      104,873   $      338,476
       Income taxes                                           $            -   $            -

        The accompanying notes are an integral part of these statements.

                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The unaudited balance sheet as of March 31, 2002 and unaudited statement of operations and statement of cash flows for the three months ended March 31, 2001 and 2002 are condensed financial statements prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they omit certain information included in complete financial statements and should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 30, 2002.

     In the opinion of the Company, the unaudited financial statements at March 31, 2002 and for the three months ended March 31, 2001 and 2002 include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for such periods. Results of operations for the three months ended March 31, 2002 are not necessarily indicative of results to be expected for the full year.

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

     The following plan addresses management's approach to improving the financial condition of the Company.

     Sales remained slow through the first quarter, averaging slightly over $200,000 per month. This was below the $300,000 to $500,000 per month that the Company expected. The reduction was due to a slower restart than anticipated in Texas and continued delays in contract awards. The second quarter will start very slow, but based on sales projections, the Company expects revenue to improve by the end of the second quarter to $800,000 per month. The Company projects sales per month of $1 million by the end of the third quarter and $1.2 million per month by the end of the fourth quarter. To achieve this improvement in sales, the Company has added several major accounts to replace the accounts that froze their capital budgets. For example, we have added Hewitt and Associates, EMC Corporation, Kaiser Permanente, Veritas Software, Clarion Realty, The Washington Metropolitan Transit Authority, Guinette County in Georgia, CMT Construction, San Jose Construction Group, Devcon Construction and American University. In addition, we have restarted projects with EDS, Trammel Crow, Amtrak and several other prior customers.

     As of May 15, there are $3 million in projects on which the Company has been informed that it is the vendor of choice, and there are $5.8 million more in high probability proposals outstanding. The Company has contracts on $1.2 million of the $3 million, and has been verbally notified on the other $1.8 million of projects. The Company believes that all of the remaining $1.8 million will be awarded to the Company over the next 60 days but even if 80% of the amount is awarded, there will be $.72 million dollars of new business awarded in June and July. If the company merely maintains that rate of new business, it will significantly improve operating profits.

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

     Based on the projected increase in monthly sales and the decrease in overhead, the Company expects to be profitable on a monthly operating basis by the end of June. In order to improve the equity position on its balance sheet, the Company is aggressively exploring mergers and acquisitions with other physical and software security firms as well as pursuing external equity funding. In addition, to reduce the liabilities on its balance sheet, the Company has prepared an offer in compromise to the IRS that will eliminate $930,000 of tax liability, if accepted. The Company also intends to attempt to convert a significant amount of the line of credit debt to equity.

     RESULTS OF OPERATIONS

     The following table sets forth the percentage of earned revenues represented by certain items reflected in the Company's statements of operations:

                                                        Three Months Ended
                                                             March 31,
                                                        2001           2002
                                                    ------------   ------------
Earned revenues                                           100.0%         100.0%
Cost of earned revenues                                    60.6           90.2
                                                    ------------   ------------
        Gross profit                                       39.4            9.8

Selling, general and administrative expenses               33.5          165.5
                                                    ------------   ------------
        Operating income (loss)                             5.8         (155.8)

Other income (expense)                                     (2.3)         (52.3)
                                                    ------------   ------------
        Net income (loss)                                   3.5%        (208.1)%
                                                    ============   ============

THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2001

     Revenue decreased by 86% from 4.4 million in 2001 to $.6 million in 2002. The decrease was due to a severe decrease in revenue from existing commercial customers as a result of a freeze or reduction in capital spending in the telecom and information technology (IT) sectors. In addition, ramp up of new commercial customers in other business sectors was slow due to economic conditions. The Government sector revenue from existing customers also declined dramatically and no new Government customers were added.

     Cost of revenue decreased from $2.7 million in 2001 to $.5 million in 2002, primarily due to the decrease in revenue. Gross margin decreased from 39.3% in 2001 to 10% in 2002. The gross margin was adversely affected by the trailing costs associated with completion of 2 large Government and one commercial contract.

     Selling, general and administrative expenses decreased by 28.4% from $1.5 million in 2001 to $1.0 million in 2002.

     Interest expense and financing fees increased from $0.1 million in 2001 to $ 0.4million in 2002. The increase was due to the increased use of line of credit.

     Net income decreased from a net income of $0.1 million in 2001 to a net loss of $1.3 million in 2002. This decrease in net income was primarily due to the significant decrease in revenue.


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

     The Company's principal capital requirements are increased working capital needed to support the rebuild of the company.The Company currently is funding its working capital requirements with cash generated by operations and a receivables factoring facility with a financial institution. The Company is seeking additional financing to reduce outstanding aged accounts payable and to provide the working capital to fund the sales projected for 2002. If it is unable to obtain additional financing, its ability to obtain new business and increase revenue may be limited.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a.    Exhibits

           11.1 Calculation of Net Income Per Share

     b.    Reports on Form 8-K.

           None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       STRATESEC INCORPORATED


                                        /s/ BARRY MCDANIEL
                                       --------------------------------------
                                       Barry McDaniel
                                       President and Chief Executive Officer


                                       May 14, 2002