Form 10-Q
period 2002-06-30
STRATESEC INC
filed 2002-08-16
CIK 1037453

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION


                              WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE
SECURITIES EXCHANGE ACT OF 1934.


For the quarterly period ended               June 30, 2002


Commission File Number:                      1-13427


                             STRATESEC INCORPORATED

          Delaware                                    22-2817302
   State of Incorporation                   IRS Employer Identification No.


           14360 Sullyfield Circle, Suite B, Chantilly, Virginia 20151
                                 (703) 961-5683


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

Yes  [X]    No  [_]


There were 8,401,472 shares of Common Stock, par value $0.01 per share, outstanding at August 7, 2002.

STRATESEC INCORPORATED
QUARTER ENDED JUNE 31, 2002


INDEX

PART I.  FINANCIAL INFORMATION                                                                            PAGE
         Item 1  Financial Statements
                Balance Sheets as of June 30, 2002 (unaudited) and December 31, 2001.                        3
                Statements of Operations (unaudited) for the three and six months ended June 30,
                2002 and 2001.                                                                               4
                Statements of Cash Flows (unaudited) for the three and six months ended June 30,
                2002 and 2001.                                                                               5
         Notes to the Financial Statements - June 30, 2002 (unaudited)                                       6

         Item 2  Management's Discussion and analysis of Financial Condition and Results of
         Operations                                                                                     7 - 11
Part II
         Item 5  Other Information                                                                          12
         Item 6  Exhibits and Reports on Form 8-K                                                           12

Signatures                                                                                                  13

Exhibits
         Item 10.1.  E.S. Bankest Lending agreement
         Item 10.2.  Exchange of assets
         Item 11.  Computation of Earnings per Share
         Item 99.  Certification of filing by officers


PAR T I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                             STRATESEC INCORPORATED
                                 BALANCE SHEETS

                                                                                  (Unaudited)
                                                                                 June 30, 2002         December 31, 2001
Assets
     Current Assets
         Cash and cash equivalents                                                       $   73,106             $   238,201
         Accounts receivable, net of allowance for doubtful accounts
            of $683,680 in 2002 and $750,000 in 2001                                      1,701,142               4,108,692
         Costs and estimated earnings in excess of billings on
              uncompleted contracts                                                         253,770                 582,698
         Inventory, net of allowance of $400,000 in 2002 and 2001                           203,352                 190,606
         Other current assets                                                                15,108                  70,728
                                                                                        -----------           -------------
             Total current assets                                                         2,246,478               5,190,925

         Property and equipment, net                                                         96,787                 483,904
         Other assets                                                                        35,000                 121,764
                                                                                        -----------           -------------
         Total assets                                                                   $ 2,378,265           $   5,796,593
                                                                                        ===========           =============

     Liabilities and shareholders' deficit
         Current liabilities
             Accounts payable                                                           $ 1,481,684             $ 2,287,718
             Accrued expenses and other                                                     308,907                 304,961
             Income taxes payable                                                           955,954                 955,954
             Bank and other lines of credit                                               7,742,926               6,325,490
             Billings in excess of costs and estimated earnings on
                  uncompleted contracts                                                      52,246                 276,984
             Capital lease obligations                                                            -                  22,615
                                                                                        -----------           -------------
                  Total current liabilities                                              10,541,717              10,173,722
                                                                                        -----------           -------------
         Shareholders' deficit
             Common stock, $0.01 par value per share; authorized 20,000,000 shares; 8,392,550 shares issued and outstanding as of June 30,
                  2002; and 10,392,550 issued
                  and outstanding as of December 31, 2001                                   104,015                 104,015
             Treasury stock, 2,009,000 shares as of June 30, 2002
                  and 9,000 as of December 31, 2001                                       (212,088)                (18,533)
             Additional paid-in capital                                                  24,363,700              24,363,700
             Accumulated deficit                                                       (32,419,079)            (28,826,311)
                                                                                       ------------            ------------
                    Total shareholders deficit                                          (8,163,452)             (4,377,129)
                                                                                        -----------             -----------
                      Total liabilities and shareholders' deficit                       $ 2,378,265             $ 5,796,593
                                                                                        ===========             ===========



The accompanying notes are an integral part of these statements.

                             STRATESEC INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                           Three Months Ended                          Six Months Ended
                                                           ------------------                          ----------------
                                                       2002                  2001                 2002                 2001
                                                       ----                  ----                 ----                 ----
Revenues                                                 $  557,814           $ 1,688,322          $1,204,736           $ 6,150,126
Cost of revenues                                            447,850             1,397,257           1,031,681             4,105,109
                                                         ----------          ------------       -------------       --------------
      Gross profit                                          109,964               291,065             173,055             2,045,017

Bad debt expense                                            975,139             2,200,000             975,139             2,200,000
Selling, general and administrative expenses                965,277             1,195,240           2,036,119             2,691,392
                                                         ----------          ------------       -------------       --------------
                                                          1,940,416             3,395,240           3,011,258             4,892,392

      Operating loss                                    (1,830,452)           (3,104,175)         (2,838,203)            (2,846,375)

Interest and financing fees                               (416,251)             (191,909)           (754,564)              (298,712)

Interest and other income                                         -                 3,234                   -                 5,336
                                                         ----------          ------------       -------------       --------------
                                                          (416,251)             (188,675)          (754,564)               (293,376)
                                                         ----------          ------------       -------------       --------------

      Net loss                                        $ (2,246,703)          $(3,292,850)        $(3,592,767)           $(3,139,751)
                                                      =============          ============        ============          ============

Net loss per share - basic                               $   (0.24)            $   (0.32)          $   (0.36)            $   (0.31)
                                                         ==========            ==========          ==========            ==========

Weighted average common shares outstanding - basic        9,676,197            10,279,964          10,036,831            10,279,964
                                                          =========            ==========          ==========            ==========



The accompanying notes are an integral part of these statements.

                          STRATESEC INCORPORATED
                 STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                   Three Months Ended                        Six Months Ended
                                                                   ------------------                        ----------------
                                                                 2002                 2001          2002            2001
                                                                ----                 ----           ----            ----
Cash flows from operating activities:
       Net loss                                                $(2,246,703)     $(3,292,850)     $(3,592,767)    $(3,139,751)
       Adjustments to reconcile net loss to net cash used in
           operating activities:
           Depreciation                                             163,615           90,284          216,305         120,383
           Provision for bad debts                                  975,139        2,200,000          975,139       2,200,000
           Loss on disposition of property and equipment             43,101                -           43,101               -
           Changes in operating assets and liabilities
               Accounts receivable                                1,685,506        1,118,059        1,526,411         714,248
               Costs of estimated earnings in excess of
                   billings on uncompleted contracts              (149,435)        (538,314)          234,927     (1,347,375)
               Inventory                                             30,666          233,422         (12,746)       (209,778)
               Other current assets                                  27,210          543,594           27,380         377,262
               Other assets                                          36,764            5,323           36,764           3,804
               Accounts payable                                   (305,763)           97,412        (806,034)         222,498
               Accrued expenses and other                         (388,037)        (554,857)           20,162        (43,996)
               Billings in excess of costs and estimated
                   earnings on uncompleted contracts
                                                                  (117,739)                -        (224,738)               -
                                                                  ---------       ----------        ---------  --------------
       Net cash used by operating activities                      (245,676)         (97,927)      (1,556,096)     (1,102,705)
Cash flows from investing activities
       Acquisition of property and equipment                              -                -          (3,820)        (27,856)
Cash flows from financing activities
       Proceeds from line of credit                                 222,386           42,623        1,417,436       1,080,628
       Principal payments on capital lease obligations              (6,004)         (25,221)         (22,615)        (25,221)
                                                                    -------         --------         --------        --------
       Net cash provided by financing activities                    216,382           17,402        1,394,821       1,055,407
                                                                    -------           ------        ---------       ---------
Net increase (decrease) in cash and cash equivalents               (29,294)         (80,525)        (165,095)        (75,154)
Cash and cash equivalents at beginning of period                    102,400          892,585          238,201         887,214
                                                                    -------          -------          -------         -------
Cash and cash equivalents at end of period                        $  73,106        $ 812,060        $  73,106       $ 812,060
                                                                  =========        =========        =========       =========
Supplemental disclosures of cash flow information
       Interest paid                                               $      -        $ 114,889          $     -       $ 219,762
                                                                   ========        =========          =======       =========
       In May 2002, certain non-cash assets
       and liabilities with a fair value of
       $193,555 were exchanged in a reacquisition
       of 2 million shares of treasury stock.                    $  193,555          $     -        $ 193,555         $     -
                                                                 ==========          =======        =========         =======


The accompanying notes are an integral part of these statements.

                          NOTES TO FINANCIAL STATEMENTS
                               June 30, 2002
                                 (unaudited)

1.       BASIS OF PRESENTATION

     The unaudited balance sheet as of June, 2002 and unaudited statement of operations and statement of cash flows for the three and six months ended June 30, 2001 and 2002 are condensed financial statements prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they omit certain information included in complete financial statements and should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 30, 2002.

     In the opinion of the Company, the unaudited financial statements at June 30, 2002 and for the three and six months ended June, 2001 and 2002 include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for such periods. Results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of results to be expected for the full year.

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

     On May 29, 2002, the Company exchanged certain assets and liabilities with a fair value of $193,555 to reacquire 2 million shares of Stratesec Incorporated.

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

3.       Computation of Earnings per Share


                                              For the three months ending             For the six months ending
                                              ---------------------------             -------------------------
                                              6/30/02             6/30/01            6/30/02             6/30/01
                                              -------             -------            -------             -------
Net Loss                                  $(2,246,703)       $(3,292,850)        $(3,592,767)       $(3,139,751)
Weighted Average Number of Common
Shares Outstanding                          9,676,197         10,279,964          10,036,831         10,279,964
Net Loss per Share - Basic                  $   (0.24)         $   (0.32)          $   (0.36)         $   (0.31)
                                           ==========         ==========          ==========         ==========

4. Taxes payable

The Company presently owes the U.S. government approximately $812 thousand in income taxes which are accrued and appear in the liability section of the Balance Sheet. The Company has not accrued approximately $450 thousand in interest and penalties. The Company believes that given its current circumstances, it is probable that the Company will not have to pay the interest and penalties. The Company has submitted an Offer in Compromise to the Internal Revenue Service to settle the entire debt for $25,000. The Company feels that given its circumstances, it is a reasonable offer and the IRS will accept it.

In addition, the Company owes the State of Virginia approximately $143 thousand in income taxes and $176 thousand in sales tax which are accrued and appear in the liability section of the Balance Sheet. The sales tax arises from sales to the Federal government that are sales tax exempt in the State of Virginia. The Company is presently exploring its options to appealing these taxes and to make an Offer in Compromise, similar to its offer to the Internal Revenue Service.

Should the IRS or the State of Virginia not accept the Company's offer, there would be a material adverse effect on the Company.

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

Sales remained slow through the first half of 2002, averaging slightly under $200,000 per month. This was below the $300,000 to $500,000 per month that the Company expected. The reduction was due to a slower restart than anticipated in the Company's Texas office and continued delays in contract awards. Due to the continued lack of significant business from the Texas office, on July 31, 2002 the Company decided to discontinue installation operations in Texas. The Company maintains its Texas office to continue consulting work with a small senior staff.

The Company has shifted the focus of its Virginia office to concentrate totally on U.S. Government business. The Company is actively searching for experienced Government sales personnel to aggressively pursue the expected significant increase in Federal security projects during the next Government fiscal year. Should the Company not gain significant additional work from its Virginia office, the Company may decide to cease security installation business in the Virginia area.

The Company is aggressively pursuing business while simultaneously looking at paring costs to our current level of business. These cost cuts look at the level of personnel needed to work current and anticipated jobs. The Company has continued its initiatives to reduce its overhead expenses to reduce its breakeven point to match the reduced sales volume. The Company looks to be cash flow neutral by the 4th quarter of 2002.
`
As of August 1, there are $2.4 million in projects on which the Company has been informed that it is the vendor of choice, and there are $4.9 million more in high probability proposals outstanding. The Company has contracts on $1.6 million of the $2.4 million, and has been verbally notified on the other $0.78 million of projects. The Company believes that all of the remaining $0.78 million will be awarded to the Company over the next 60 days if capital spending by its customers resumes.

In order to lower costs and focus on the Company's primary business of physical security consulting, design, and installation, the Company has narrowed its focus to representing or providing software security products and services to a very select set of products.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires the Company to make certain estimates and assumptions. A summary of significant accounting policies is disclosed in Note 1 to the financial statements which are included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Company's financial condition and results of operations. The Company believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

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

RESULTS OF OPERATIONS

The following describes the Company's results of operations for the three and six-month periods ended June 30, 2002 and 2001, as required by the SEC's regulations. The Company believes, however, that information for sequential quarterly periods is more meaningful in light of recent trends in its business and has also has included such information in the tables and discussion that follows.

THREE AND SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH THREE AND SIX MONTHS ENDED JUNE 30, 2001



Quarter Ended                              6/30/02          3/31/02            12/31/01            9/30/01
-------------                              -------          -------            --------            -------
Revenue                                 $  557,814         $646,922          $1,232,554          $1,694,650
Revenue decrease as a percentage as            14%              48%                 28%                  -
compared to the previous quarter


Revenue decreased for both the three and six month periods ended June 30, 2002 as compared to the prior year. Revenues from the last three consecutive quarters has decreased but at a decreasing rate 28%, 48%, and 14% for the quarters ending December 31, 2001, March 31, 2002 and June 30, 2002 respectively. The Company has continued to suffer from the adverse economic conditions and the lack of capital spending in the commercial sector. The Government sector revenue from existing customers also declined dramatically and no new Government customers have been added since the 1st quarter 2002.


Quarter Ended                        6/30/02             3/31/02              12/31/01                9/30/01
-------------                        -------             -------              --------                -------
Revenue                                   $557,814            $646,922           $ 1,232,554             $  1,694,650
Cost of Revenue                            447,850             583,831             1,735,449                1,025,430
Gross Profit                              $109,964            $ 63,091            $(502,895)               $  669,220
Gross Profit %                                 20%                 10%                 (41)%                      40%


Cost of revenue decreased for the three and six months ended June 30, 2002 as compared to the periods ended June 30, 2001, primarily due to the decrease in revenue. Gross margin for the six month period ended June 30, 2002 as compared to June 30, 2001 decreased from 34% in 2001 to 15% in 2002. This was due to aggressive bidding to win contracts and excess labor cost to complete several contracts.

Gross Margins for the three month periods ended June 30, 2002 and 2001 were approximately the same at 20% verses 18%, respectively. Gross margin percentages for the quarters ended December 31 and September 30, 2001 are (41)% and 40%, respectively. When the 3rd and 4th quarters are combined, there is a gross profit margin of 6%. For these periods the gross margins were 6%, 10%, and 20%, respectively. The Company believes gross margin percentages will continue to increase toward our historical gross margin of 30%.



Quarter Ended                    6/30/02                3/31/02                12/31/01                9/30/01
-------------                    -------                -------                --------                -------
Bad debt expense                      $ 975,139                 $     -             $1,878,922            $ (200,000)
Selling, General, and
Administrative expenses                $965,277              $1,070,842             $1,035,394             $1,452,527
Interest expense                       $416,251                $338,313               $797,238                $52,613
Net Loss                             $2,246,703              $1,346,064             $3,925,189             $  430,961
Net cash used in
operations                             $245,676              $1,310,420             $2,312,530             $1,161,480
Net borrowings                         $222,386              $1,195,050             $2,311,292               $602,015



Bad debt expense decreased for the three and six months ended June 30, 2002 as compared to the three and six month periods June 30, 2001. The bad debt expense in the second quarter 2002 reflects the total reserve of all WorldCom Inc. receivables due to the Chapter 11 filing in July 2002 of WorldCom Inc. In addition, reserves were added to reflect difficulties in collecting from a set of customers with whom the Company no longer does business.

Selling, general and administrative expenses decreased by 28.4% from $1.5 million in the 3rd quarter 2001 to $1.0 million in the 2nd quarter 2002 due to the Company's continued efforts to reduce overhead expenses and its break-even point.

Interest expense and financing fees increased significantly in both the year over year comparisons and quarter to quarter with the exception of the 4th quarter 2001 which included a large back interest accrual due to a higher rater effective July 1, 2001. The increase was due to the increased use of line of credit and increase rate of interest.

Net loss decreased for the second quarter 2002 as compared to 2001. The increase in the net loss for the 2nd quarter 2002 as compared to the 1st quarter is due to the increase in bad debts. The 1st half 2002 net loss is greater than the same period in 2001 due to a significant reduction in gross profit. The 1st half 2002 net loss is significantly less then the 2nd half of 2001 due primarily to a reduction in selling, general, and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements are increased working capital needed to support the rebuild of the Company. The Company currently is funding its working capital requirements with cash generated by operations and a receivables factoring facility with a financial institution. The Company is seeking additional financing to reduce outstanding aged accounts payable and to provide the working capital to fund the sales projected for 2002. If it is unable to obtain additional financing, its ability to obtain new business and increase revenue may be limited and its ability to continue as a going concern is in doubt.

The Company's lender E.S. Bankest is a finance company which has the financial capacity to fund the all the Company's financing needs. Bankest has shown a great deal of flexibility in working with the Company's in meeting the Company's continuing working capital needs. However, Bankest has made no firm commitment to continue to fund the Company and there can be no assurance that Bankest will continue to fund the working capital needs of the Company.
The Company is currently in merger negotiations with a privately held, profitable information security company. There is no definitive agreement at this time with this company and there can be no assurance an agreement will be reached. Forward-Looking Statements

This Form 10-QSB includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act. All statements, other than statements of historical fact, included in this Form 10-KSB that address activities, events, or developments that the Company expects, projects, believes, or anticipates will or may occur in the future, including matters having to do with existing or future contracts, the Company's ability to fund its operations and repay debt, business strategies, expansion and growth of operations and other such matters, are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. These statements are subject to a number of assumptions, risks and uncertainties, including general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, the Company's performance on its current contracts and its success in obtaining new contracts, the Company's ability to attract and retain qualified employees, and other factors, many of which are beyond the Company's control. You are cautioned that these forward-looking statements are not guarantees of future performance and those actual results or developments may differ materially from those projected in such statements.

PART II. OTHER INFORMATION
ITEM 5.  Other Information

         Delisting of Securities from American Stock Exchange
         Stratesec, Incorporated received notice on July 18, 2002, from the American Stock Exchange staff that the Company no longer complies with the Exchange's continued listing guidelines due to recurring losses and stockholders' equity and that its securities are, therefore, subject to being delisted from the Exchange. The Company fails to meet the following listing standards as established by the American Stock
         Exchange:
o Stockholders' equity is less than $2 million and it has sustained losses from continuing operations and/or net losses in two of its three most recent fiscal years.
o Stockholders' equity is less than $4 million and it has sustained losses from continuing operations and/or net losses in three of its four most recent fiscal years.
o The opinion of the Company's prior auditors, Argy, Wiltse and Robinson, LLP, that the Company's recurring losses from operations and net capital deficiencies raises substantial doubt about the Company's ability to continue as a going concern.
         Stratesec has appealed the determination and has requested a hearing before the Committee of the Exchange. There can be no assurance that the Company's request for continued listing will be granted. Stratesec is currently in merger negotiations with a privately held, profitable information security company. If the merger is consummated Stratesec believes it will comply with AMEX listing requirements. There is no definitive agreement at this time with this company and there can be no assurance an agreement will be reached.
         Should the Company be delisted by the American Stock Exchange, the Company believes it is eligible to trade on the BBX, OTC Bulletin Board (OTCBB). The Company believes that the exchange on which the Company's shares are traded does not affect the market value or intrinsic value of the Company's business.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits
         10.           Material Contracts
            10.1 Revised Line of Credit Agreement with E.S. Bankest, signed 6/15/02
            10.2 Agreement to exchange assets and liabilities for 2 million shares of Stratesec Incorporated.
11.      Calculation of Net Income per Share
99.      Other exhibits
                    Certifications of filing by officers

b.       Reports on Form 8-K.

               The forms 8-K listed below are hereby incorporated by reference.

o        May 31, 2002

o        July 19, 2002


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATESEC INCORPORATED


/s/ BARRY MCDANIEL
-------------------------
Barry McDaniel
President and Chief Executive Officer



/s/ RICHARD ROOMBERG
-------------------------
Richard Roomberg
Executive Vice President, Chief Operating Officer,
  and Chief Financial Officer

August 14, 2002