Form 10-Q
period 2002-09-30
STRATESEC INC
filed 2002-11-14
CIK 1037453

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.


For the quarterly period ended               September 30, 2002


Commission File Number:                      1-13427


                             STRATESEC INCORPORATED

           Delaware                                           22-2817302
---------------------------------                    ------------------------
---------------------------------                    ------------------------
    State of Incorporation                       IRS Employer Identification No.


                             14360 Sullyfield Circle
                                     Suite B
                            Chantilly, Virginia 20151
                                 (703) 961-5683


There were 8,392,550 shares of Common Stock, par value $0.01 per share, outstanding at November 8, 2002.

Transitional Small Business Disclosure Format:  Yes [    ]  No [ X ]

STRATESEC INCORPORATED
QUARTER ENDED SEPTEMBER 30, 2002

INDEX
PART I.  FINANCIAL INFORMATION                                                                            PAGE
         Item 1.  Financial Statements
                Balance Sheets as of September 30, 2002 (unaudited) and December 31, 2001.                   3

                Statements of Operations (unaudited) for the three and nine months ended
                September 30, 2002 and 2001.                                                                 4

                Statement of Shareholders Equity for the year ended December 31, 2001 and the
                nine months ended September 30, 2002                                                         5

                Statements of Cash Flows (unaudited) for the three and nine months ended
                September 30, 2002 and 2001.                                                              6 -7

         Notes to the Financial Statements - September 30, 2002 (unaudited)                             8 - 14

         Item 2.  Management's Discussion and analysis of Financial Condition and Results of
         Operations                                                                                    14 - 18

         Item 4.  Controls and Procedures                                                                   19

Part II.

         Item 5.  Other Information                                                                    19 - 20

         Item 6.  Exhibits and Form 8-k                                                                     20

Signatures                                                                                                  21

Certification of filing by officers                                                                    21 - 23

Exhibits

         Item 11.  Computation of Earnings per Share                                                        24

         Item 99.  Certification of filing by officers                                                      24


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                             STRATESEC INCORPORATED
                                 BALANCE SHEETS
                                                                                    (Unaudited)
                                                                                 September 30, 2002       December 31, 2001
       Assets
           Current Assets
                Cash                                                                    $     (2,677)              $   238,201
                Accounts receivable, net of allowance for doubtful
                   accounts of $317,714 in 2002 and $750,000 in 2001                          917,695                4,108,692
                Costs and estimated earnings in excess of billings on
                   uncompleted contracts                                                      307,233                  582,698
                Inventory, net of allowance of $584,302 in 2002 and
                   $400,000 and 2001                                                           26,890                  190,606
                Other current assets                                                                -                   70,728
                                                                                         ------------           --------------
                       Total current assets                                                 1,249,141                5,190,925

            Property and equipment, net                                                        23,604                  483,904
            Other assets                                                                       27,305                  121,764
                                                                                         ------------           --------------
            Total assets                                                                  $ 1,300,050              $ 5,796,593
                                                                                          ===========              ===========

       Liabilities and shareholders' deficit
            Current liabilities
                Accounts payable                                                          $ 1,620,414              $ 2,287,718
                Accrued expenses and other                                                    213,040                  304,961
                Income taxes payable                                                          955,954                  955,954
                Bank and other lines of credit                                              8,125,303                6,325,490
                Billings in excess of costs and estimated earnings on
                       uncompleted contracts                                                   91,831                  276,984
                Capital lease obligations                                                           -                   22,615
                                                                                        ----------  -            -------------
                       Total current liabilities                                           11,006,542               10,173,722
                                                                                           ----------               ----------

            Shareholders' deficit
                   Common stock, $0.01 par value per share; authorized
                       20,000,000 shares; 10,401,471 shares issued, 8,392,550
                       shares outstanding as of September
                       30, 2002 and 10,392,550 as of December 31, 2001                        104,015                  104,015
                   Treasury stock, 2,008,921 shares as of September
                       30, 2002 and 8,921 as of December 31, 2001                           (212,088)                 (18,533)
                   Additional paid-in capital                                              24,363,700               24,363,700
                   Accumulated deficit                                                   (33,962,119)             (28,826,311)
                                                                                         ------------             ------------
                         Total shareholders deficit                                       (9,706,492)              (4,377,129)
                                                                                          -----------              -----------
                           Total liabilities and shareholders' deficit                    $ 1,300,050            $   5,796,593
                                                                                          ===========            =============


The accompanying notes are an integral part of these statements.

                             STRATESEC INCORPORATED
                            STATEMENTS OF OPERATIONS
                       FOR THE PERIODS ENDED SEPTEMBER 30,
                                   (UNAUDITED)


                                                            Three Months Ended                         Nine Months Ended
                                                            ------------------                         -----------------
                                                        2002                  2001                 2002                 2001
                                                        ----                  ----                 ----                 ----
Revenues                                                $    455,202           $ 1,694,650         $ 1,659,939            $7,844,776
Cost of revenues                                             316,248             1,025,430           1,347,929             5,130,539
                                                             -------             ---------           ---------             ---------
      Gross profit                                           138,954               669,220             312,010             2,714,237

Bad debt expense                                             298,904             (200,000)           1,274,043             2,000,000
Selling, general and administrative expenses               1,042,093             1,452,527           3,078,212             4,143,919
                                                           ---------             ---------           ---------             ---------
                                                           1,340,997             1,252,527           4,352,255             6,143,919

      Operating loss                                     (1,202,043)             (583,307)         (4,040,245)           (3,429,682)

Interest and financing fees                                (340,999)              (52,613)         (1,095,563)             (351,325)
Interest and other income                                          -               204,956                   -               210,295
                                                         --------- -               -------        ---------  -               -------
                                                           (340,999)               152,343         (1,095,563)             (141,030)
                                                           ---------               -------         -----------             ---------

      Net loss                                         $ (1,543,042)            $(430,964)        $(5,135,808)         $ (3,570,712)
                                                       =============            ==========        ============         =============

Net loss per share - basic                                $   (0.17)       $        (0.04)          $   (0.55)            $   (0.35)
                                                          ==========       ===============          ==========            ==========

Weighted average common shares outstanding - basic         9,485,722            10,279,964           9,485,722            10,279,964
                                                           =========            ==========           =========            ==========



The accompanying notes are an integral part of these statements.

                             STRATESEC INCORPORATED
                        STATEMENT OF SHAREHOLDERS' EQUITY


                                    Common Stock              Treasury Stoc      Additional Paid-                 Total Shareholders
                              Shares         Amount        Shares        Amount      in-Capital       Deficit         Equity

Balance January 1, 2001       10,280,043    $ 102,800          (79)        $ (164)    $24,279,914   $(21,330,410)   $ 3,052,140
Sale of common stock             121,428        1,215             -              -         83,786               -        85,001
Purchase of treasury stock             -            -       (8,842)       (18,369)              -               -      (18,369)

Net loss                               -            -             -              -              -     (7,495,901)   (7,495,901)
                                       -  --------  -             -              -              -     -----------   -----------
Balance December 31, 2001     10,401,471      104,015       (8,921)       (18,533)     24,363,700    (28,826,311)   (4,377,129)
Exchange of assets for
treasury stock                         -            -   (2,000,000)      (193,555)              -               -     (193,555)

Net loss (unaudited)                   -            -             -              -              -     (5,135,808)   (5,135,808)
                           -------------  --------- -             -  ---------   - -----        -     -----------   -----------
Balance September 30, 2002
(unaudited)                   10,401,471    $ 104,015   (2,008,921)    $ (212,088)    $24,363,700   $(33,962,119)  $(9,706,492)
                              ==========    =========   ===========    ===========    ===========   =============  ============





The accompanying notes are an integral part of these statements.

                             STRATESEC INCORPORATED
                            STATEMENTS OF CASH FLOWS
                      FOR THE PERIODS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                                        Three Months Ended              Nine Months Ended
                                                                        ------------------             -----------------
                                                                       2002            2001            2002           2001
Cash flows from operating activities:
       Net loss                                                    $ (1,543,042)    $  (430,964)    $(5,135,808)     $(3,570,712)
       Adjustments to reconcile net loss to net
           cash used in operating activities:

           Depreciation                                                   73,183          81,905         227,464          202,288
           Provision for bad debts                                       298,904               -       1,274,043        2,200,000
           Provision for inventory reserve                               184,302               -         184,302                -
           Loss on disposition of property                                     -               -          43,101                -

           Changes in operating assets and
               liabilities
               Accounts receivable                                       484,545     (2,779,693)       1,916,954      (2,065,445)
               Costs of estimated earnings in excess
                   of billings on uncompleted
                   Contracts                                            (53,463)       3,742,951         275,465        2,395,576
               Inventory                                                 (7,840)       (103,517)        (20,586)        (313,295)
               Other current assets                                       15,108       (744,776)          70,728        (367,517)
               Other assets                                                7,695         (2,100)          94,459            1,704
               Accounts payable                                          138,730       (769,061)       (667,304)        (546,563)
               Accrued expenses and other                               (95,867)       (117,830)        (91,921)        (161,826)
               Billings in excess of costs and
                   estimated earnings on
                   uncompleted contracts                                  39,585        (38,395)       (185,153)         (38,395)
                                                                          ------        --------       --------- -       --------

       Net cash used by operating activities                           (458,160)     (1,161,480)     (2,014,256)      (2,264,185)

Cash flows from investing activities
       Acquisition of property and equipment                                   -        (26,279)         (3,820)         (54,135)

Cash flows from financing activities
       Proceeds from line of credit                                    2,494,685       2,900,452       7,296,156        7,798,757
       Payments on line of credit                                    (2,112,308)     (2,298,437)     (5,496,343)      (6,116,114)
       Principal payments on capital lease obligations                         -         (7,811)        (22,615)         (33,032)
                                                                          ------        --------       --------- -       --------
       Net cash provided by financing activities                         382,377         594,204       1,777,198        1,649,611
                                                                         ------- -----   -------  -    ---------        ---------

Net increase (decrease) in cash                                         (75,783)       (593,555)       (240,878)        (668,709)
Cash at beginning of period                                               73,106         812,060         238,201          887,214
                                                                          ------        --------       --------- -       --------

Cash at end of period                                                 $  (2,677)      $  218,505      $  (2,677)         $218,505
                                                                      ==========      ==========      ==========         ========

Supplemental disclosures of cash flow information
       Interest paid                                                $    340,999        $      -      $1,095,563      $   219,762
                                                                    ============        ========      ==========      ===========
       In May 2002, certain non-cash assets and liabilities with
       a fair value of $193,555 were exchanged for 2 million
       shares of treasury stock.                                      $  193,555         $     -       $ 193,555          $     -
                                                                      ==========         =======       =========          =======




The accompanying notes are an integral part of these statements.

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002
                                   (unaudited)

1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business
Stratesec Incorporated, (the "Company"), is incorporated under the laws of the State of Delaware and provides comprehensive security solutions for large commercial and government facilities.

Basis of Presentation
In the opinion of the Company, the unaudited financial statements at September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001 include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for such periods. Results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of results to be expected for the full year.

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

Concentrations of credit risk and fair value of financial instruments
---------------------------------------------------------------------
The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash, money market funds and trade accounts receivable. The Company places its cash and money market funds with high credit quality institutions. In general, such investments exceed the FDIC insurance limit.

The Company provides credit to its clients in the normal course of business. The Company routinely assesses the financial strength of its clients. The carrying value of financial instruments potentially subject to valuation risk (principally consisting of cash, accounts receivable and accounts payable) approximates fair market value.

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

Accounts receivable allowance
The accounts receivable allowance is the Company's estimate of receivables that will not be collected. The allowance is based upon formulas that are reviewed for adequacy regularly but generally remain a function of the age of the receivables and specific information known about clients.

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

Income taxes
The income tax provision includes federal and state income taxes both currently payable and changes in deferred taxes due to differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

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

Going Concern
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations, financed primarily through borrowing from its line-of-credit with a financing company. Further, at September 30, 2002, current liabilities exceed current assets by $9,757,401, and total liabilities exceed total assets by $9,706,492.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.


3.       PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

                                               September 30, 2002
                                                  (unaudited)  December 31, 2001

Office furniture and equipment                       $ 8,856    $  327,618
Computer equipment                                    98,999       411,469
Leasehold improvements                                     -       227,439
Vehicles                                               7,715       159,251
Computer software                                          -        65,519
Leased equipment                                     174,892       342,360
                                                     -------       -------
                                                     290,462     1,533,656
Less accumulated depreciation and amortization     (266,858)   (1,049,752)
                                                   ---------   -----------
Net property and equipment                          $ 23,604     $ 483,904
                                                    ========     =========

Depreciation and amortization expense on property and equipment (including equipment under capital leases) was $227,464 for the nine months ended September 30, 2002 and $257,535 for the year ended December 31, 2001.



4.       LINE-OF-CREDIT

                                                                                  September 30,
                                                                                 2002 (unaudited)   December 31, 2001
Line-of-credit with financing company (maximum amount equal to 80% of eligible accounts receivable), due on demand, with interest (computed as a discount on amounts factored and the duration that the factored amount is unpaid) due monthly. Discounts range from 2.5% - 4.5%. This line-of-credit is secured by accounts receivable and inventory. At December 31, 2001 total borrowings exceeded the allowable limit described above by $2,438,536.

During the second quarter 2002, the lender reduced the discount charged on factored receivables and reduced the interest rate on the amounts over the amount of receivables factored, $7,136,976 at September 30, 2002, to prime
rate plus 2%.                                                                          $ 8,125,303        $ 6,325,490
                                                                                       ===========        ===========


Interest and discount fees related to the line-of-credit, which approximated interest paid, aggregated $1,095,563 for the nine months ended September 30, 2002 and $1,148,563 for the year ended December 31, 2001.

The Company submits all accounts receivable receipts to the lender as required by the terms of the agreement as the Company receives payments, the lender then applies the payments first to interest, fees, and discounts. However, over the last two years, the Company has consistently borrowed more than it has repaid.


5.       RELATED PARTY TRANSACTIONS

o The Company entered into a one year lease, beginning March 24, 2002, with a company controlled by stockholder who is also a director. The lease calls for monthly payments of approximately $10,000 for rent and expenses for phone, internet, and other typical office services.

o During 2001, the Company issued warrants for the purchase of 400,000 shares of its common stock to its financing company. These warrants expire on December 31, 2002. See note 5.

o The Company entered into a consulting agreement with its chairman which provides for an annual consulting fee of $130,500 through March 31, 2003.

o During 2002, the Company engaged KuwAm Corporation, a corporation of which the Chairman is a Managing Director, for corporate secretarial services at the rate of $2,500 per month.


6.       STOCK WARRANTS
During 2001, the Company issued to its financing company warrants to purchase 400,000 shares of common stock at a purchase price of $1 per share for the first 200,000 shares and $0.70 per share for the remaining 200,000 shares. The weighted average fair value of these warrants granted during 2001 is estimated at $0.85 on the date of the grant. These warrants are all outstanding at September 30, 2002 and, if not exercised, expire on December 31, 2002.


7.       RETIREMENT PLAN
The Company maintains a defined contribution 401(k) profit sharing plan (the "Plan") for all employees who have attained the age of 21 and completed three months of service. Participants may make voluntary contributions to the Plan up to the maximum amount allowable by law, but not to exceed 15% of their annual compensation. The Company contributes an amount equal to 25% of the lesser of each participant's voluntary contribution or 5% of his or her annual compensation. Company contributions to the Plan vest to the participants ratably over a two year period. During 2001, the Company discontinued contributions to the plan. Company contributions to the Plan were $11,500 for the year ended December 31, 2001.


8.       SIGNIFICANT CLIENTS
For the nine months ending September 30, 2002, contracts with one client accounted for 11% of revenue. During the year ended December 31, 2001, contracts with one client accounted for approximately 33 percent.


9.       INCOME TAXES PAYABLE
The Company presently owes the U.S. government approximately $812,000 in income taxes which are accrued and appear in the liability section of the Balance Sheet. The Company has not accrued approximately $450,000 in interest and penalties. The Company believes that given its current circumstances, it is probable that the Company will not have to pay the interest and penalties. The Company has submitted an Offer-in-Compromise to the Internal Revenue Service to settle the entire debt for $25,000. The Company feels that given its circumstances, it is a reasonable offer and the IRS will accept it.

In addition, the Company owes the State of Virginia approximately $143,000 in income taxes and $150,000 in sales taxes which are accrued and appear in the liability section of the Balance Sheet. The sales tax arises from sales to the Federal government that are sales tax exempt in the State of Virginia. The Company intends to submit an Offer in Compromise to settle the entire debt for $10,000. The Company feels that given its circumstances, it is a reasonable offer and the state of Virginia will accept it.

Should the IRS or the State of Virginia not accept the Company's offer, there would be a material adverse effect on the Company.


10.      LEASE COMMITMENTS

The following is a schedule by year of minimum future lease rentals as of September 30, 2002.

       Year Ended December 31,                      Operating Lease
                 2002                                              $    94,793
                 2003                                                  178,933
                 2004                                                  100,168
                 2005                                                   48,450
                 Total                                                $422,344
                                                                      ========

The bulk of the Company's leases are for office space. The Company is presently attempting to assign or sublet the office locations in Texas and California. Should the Company be successful, the amount of lease commitments will decline by approximately $120,000 between 2002 and 2005. In addition, the Company leases vehicles to perform maintenance and installation services. If the Company is successful in turning over the California operations, the vehicle lease amounts will decrease by approximately $93,000 between 2002 and 2005.


11.      CONTINGENT LIABILITIES
During October 2002, the Company decided to dispose of the California operations of the Company to reduce cash requirements. The Company is currently seeking an acquirer to take over the California operations by the end of November 2002. The Company does not anticipate any material costs involved in turning over the California operations to another party. However, should the Company not be successful in turning over the operations to an acquirer, there could be material costs involved in closing the California operations.

As of October 31, 2002, the Company has approximately $645,000 in accounts receivable outstanding relating to California customers. Should the Company not be able to find an acquirer to take over the California operations, there could be a material adverse effect on the Company's ability to collect these receivables.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of the Company's financial condition and historical results of operations should be read in conjunction with the financial statements and the related notes included elsewhere in this report as well as the form 10-KSB for the year ended December 31, 2001 which is hereby incorporated by reference.

OVERVIEW

The Company is a single-source provider of comprehensive, technology based security solutions for medium and large commercial and government. The Company offers a broad range of services, including: (i) consulting and planning; (ii) engineering and design; (iii) systems integration; and (iv) maintenance and technical support.

The following plan addresses management's approach to improving the financial condition of the Company.

During the third quarter 2002, revenues were adversely impacted due to an inability to fund purchases of materials and work on projects. Although the Company's lender has expressed its intent to fund the Company during the third quarter 2002, the lender encountered an internal problem that prevented the lender from fully funding the Company's operations. The Company estimates it has had to forgo approximately $400,000 in revenue and $240,000 in gross margin during the third quarter because it did not have sufficient working capital to fund projects.

Revenues remained slow through the first half of 2002, averaging slightly under $200,000 per month. This was below the $300,000 to $500,000 per month that the Company expected. The reduction was due to a slower restart than anticipated in the Company's Texas office and continued delays in contract awards. Due to the continued lack of significant business from the Texas office, on July 31, 2002 the Company decided to discontinue installation operations in Texas. The Company maintains its Texas office to continue consulting work with a small senior staff.

The Company has shifted the focus of its Virginia office to concentrate on U.S. Government business. The Company is aggressively pursuing the expected significant increase in Federal security projects during the current Government fiscal year, which began October 2002.

The Company is aggressively pursuing business while simultaneously looking at paring costs to our current level of business. The Company has decided to dispose of the California offices. The Company expects to be cash flow neutral by the end 4th quarter of 2002.

As of the end of October 2002 excluding the California operations, the Company has a backlog of $725,000, $2.8 million in outstanding proposals and has identified $4.3 million in near-term targets on which it expects to submit proposals.

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

RESULTS OF OPERATIONS

The following describes the Company's results of operations for the three and nine-month periods ended September 30, 2002 and 2001, as required by the SEC's regulations. The Company believes, however, that information for sequential quarterly periods is more meaningful in light of recent trends in its business and has also has included such information in the tables and discussion that follows.

-------------------------------------- ------------------- ------------------ ------------------- -------------------
            Quarter Ended                   9/30/02             6/30/02            3/31/02             12/31/01
            -------------                   -------             -------            -------             --------
-------------------------------------- ------------------- ------------------ ------------------- -------------------
Revenue                                        $  455,202           $557,814            $646,922          $1,232,554
-------------------------------------- ------------------- ------------------ ------------------- -------------------
Revenue  decrease as a percentage  as         19%                 14%                48%                 28%
compared to the previous quarter
-------------------------------------- ------------------- ------------------ ------------------- -------------------

Revenue decreased for both the three and nine month periods ended September 30, 2002 as compared to the prior year. Revenue decreased in the third quarter 2002 as compared to the second quarter 2002. Although the Company's lender has expressed its intent to fund the Company during the third quarter 2002, the lender encountered an internal problem that prevented the lender from fully funding the Company's operations. As stated above, the Company believes that it has had to forgo approximately $400,000 in revenue that it would have recognized in the third quarter 2002 had the funds been available. The Company has continued to suffer from the adverse economic conditions and the lack of capital spending in the commercial sector.


------------------------------- ------------------- ------------------- ------------------- ---------------------
        Quarter Ended                9/30/02             6/30/02             3/31/02              12/31/01
        -------------                -------             -------             -------              --------
------------------------------- ------------------- ------------------- ------------------- ---------------------
Revenue                                   $455,202            $557,814            $646,922           $ 1,232,554
------------------------------- ------------------- ------------------- ------------------- ---------------------
Cost of Revenue                            316,248             447,850             583,831             1,735,449
------------------------------- ------------------- ------------------- ------------------- ---------------------
Gross Profit                              $138,954            $109,964            $ 63,091            $(502,895)
------------------------------- ------------------- ------------------- ------------------- ---------------------
Gross Profit %                                 31%                 20%                 10%                 (41)%
------------------------------- ------------------- ------------------- ------------------- ---------------------

Cost of revenue decreased for the three and nine months ended September 30, 2002 as compared to the periods ended September 30, 2001, primarily due to the decrease in revenue. The Company has continued to experience an increase in gross profit margin as it has controlled costs. The Company believes gross margin percentages will continue in this historical gross margin range of 30%.


------------------------- ---------------------- ----------------------- ---------------------- ---------------------
     Quarter Ended               9/30/02                6/30/02                 3/31/02               12/31/01
     -------------               -------                -------                 -------               --------
------------------------- ---------------------- ----------------------- ---------------------- ---------------------
Gross accounts                      $ 1,235,409              $2,384,822             $5,017,787            $4,858,692
receivable
------------------------- ---------------------- ----------------------- ---------------------- ---------------------
Allowance $                             317,714                 683,680                750,000               750,000
------------------------- ---------------------- ----------------------- ---------------------- ---------------------
Allowance %                                 26%                     29%                    15%                   16%
------------------------- ---------------------- ----------------------- ---------------------- ---------------------
Average aged Accounts
Receivable                                  130                     167                    150                   113
------------------------- ---------------------- ----------------------- ---------------------- ---------------------
Bad debt expense                     $  298,904              $  975,139                $     -            $1,878,922
------------------------- ---------------------- ----------------------- ---------------------- ---------------------

Bad debts for the third quarter 2002 increased as compared to the same period in 2001. The bad debt amount for the third quarter 2001 was a $200,000 income adjustment to the reserve allowance as a result of a change in management's estimation of the allowance. Bad debts for the nine months ended September 30, 2002 were down substantially as compared to the same period in 2001.

Bad debts for the third quarter 2002 include approximately $141,000 for a customer that is dependent upon WorldCom Inc. for payment and $168,000 increased general accounts receivable reserves. The bad debt expense in the second quarter 2002 reflects a write off of $715,000 for WorldCom Inc. and other receivables; and the remainder of $260,000 is a general increase in reserves. WorldCom Inc. filed for Chapter 11 bankruptcy in July 2002.

------------------------- ---------------------- ----------------------- ---------------------- ---------------------
     Quarter Ended               9/30/02                6/30/02                 3/31/02               12/31/01
     -------------               -------                -------                 -------               --------
------------------------- ---------------------- ----------------------- ---------------------- ---------------------
Selling, General, and               $ 1,042,093               $ 965,277             $1,070,842            $1,035,394
Administrative expenses
------------------------- ---------------------- ----------------------- ---------------------- ---------------------
Interest expense                     $  340,999               $ 416,251              $ 338,313             $ 797,238
------------------------- ---------------------- ----------------------- ---------------------- ---------------------
Net borrowings                       $  382,377               $ 222,386             $1,195,050            $2,311,292
------------------------- ---------------------- ----------------------- ---------------------- ---------------------

Selling, general and administrative expenses have decreased substantially as compared to the prior year's quarter and year-to-date figures as the Company was reducing staff and other expenses. Selling, general and administrative expenses have stayed roughly the same for the last four quarters as management has cut all unnecessary expenses as of the fourth quarter 2001.

Interest expense and financing fees increased significantly as compared to the prior year for both the three and nine month periods ending September 30, 2002 and 2001. The fourth quarter 2001 includes a large back interest accrual due to a higher rate effective July 1, 2001. The increase was due to the increased use of line of credit and an increased rate of interest effective until the end of the second quarter 2002. At the end of the second quarter 2002, the interest rate and financing fees rate have decreased. However, the Company continues to be a net borrower every quarter.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements are increased working capital needed to support operations. The Company currently is funding its working capital requirements with cash generated by operations, a receivables factoring facility and a line of credit with a finance company. The Company is seeking to control costs and increase new business. If it is unable to obtain working capital, control costs or increase new business, its ability to continue as a going concern is in doubt.

The Company's lender has shown a great deal of flexibility in working with the Company in meeting the Company's continuing working capital needs. Although the Company's lender has expressed its intent to fund the Company during the third quarter 2002, the lender encountered an internal problem that prevented the lender from fully funding the Company's operations. Due to this issue, the Company estimates it has had to forgo $400,000 in revenue and approximately $240,000 in gross margin during the third quarter 2002. Should the lender be unwilling or unable to fund the Company, there could be material adverse consequences to the ongoing operations of the business because it would not have sufficient working capital to fund projects and operations of the business. The Company has limited options to obtain working capital from sources other than the current finance company due to the low level of cash being generated from operations and the high level of debt owed to the finance company as compared to the assets of the Company.

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


ITEM 4. CONTROLS AND PROCEDURES
The Chief Executive Officer and the Chief Financial Officer of the company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this report, that the company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the company in such reports is accumulated and communicated to the company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.


PART II. OTHER INFORMATION
ITEM 5.  Other Information

A.       Delisting of Securities from American Stock Exchange

Stratesec, Incorporated received notice on July 18, 2002, from the American Stock Exchange staff that the Company no longer complies with the Exchange's continued listing guidelines due to recurring losses and stockholders' equity and that its securities are, therefore, subject to being delisted from the Exchange. The Company fails to meet the following listing standards as established by the American Stock Exchange:

o Stockholders' equity of less than $6 million and it has sustained losses from continuing operations in its five most recent fiscal years.

o The opinion of the Company's prior auditors, Argy, Wiltse and Robinson, LLP, that the Company's recurring losses from operations and net capital deficiencies raises substantial doubt about the Company's ability to continue as a going concern.

On October 9, 2002 the Company withdrew its appeal of the delisting. The American stock exchange delisted the Company and the Company has since began trading on the on the OTC Bulletin Board (OTCBB). The Company believes that the exchange on which the Company's shares are traded does not affect the intrinsic value of the Company's business.

B. During October 2002, the Company decided to dispose of the California operations of the Company to reduce cash requirements. The Company is currently seeking an acquirer to take over the California operations by the end of November 2002. The Company does not anticipate any material costs involved in turning over the California operations to another party. However, should the Company not be successful in turning over the operations to another party, there could be material costs involved in closing the California operations.
As of October 31, 2002, the Company has approximately $645,000 in accounts receivable outstanding relating to California customers. Should the Company not be able to find someone to take over the California operations, there could be a material adverse effect on the Company's ability to collect these receivables. The California operations consist of two offices in Sacramento and Pleasanton. Its direct revenues and expenses, not including charges for corporate overhead or marginal costs such as insurance and interest and other items not directly attributable to the California operations are as follows (all numbers in thousands and are approximate):


--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
   For the Period       Nine Months           Q3 2002             Q2 2002            Q1 2002           Year Ended
   --------------       ------------          -------             -------            -------           -----------
                        Ended 9/30/02                                                                   12/31/01
                        -------------                                                                   --------
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
Revenue                         $   920             $   324            $   234             $   362          $   2,239
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
Net Income (Loss)              $  (866)            $  (350)           $  (307)            $  (209)           $    386
                               ========            ========           ========            ========           ========
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits
11.      Calculation of Net Income per Share
99.      Other exhibits
a)       Certifications of filing by officers
b)       Certifications of filing by officers

         b. The 8-k filed July 19, 2002 stating that the Company has retained Reznick, Fedder & Silverman, a Professional Corporation, to serve as its principal independent accounting firm to audit its financial statements for the year ended December 31, 2002 is hereby incorporated by reference.








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

STRATESEC INCORPORATED

/s/ BARRY MCDANIEL
-------------------------
Barry McDaniel
President and Chief Executive Officer


/s/ RICHARD ROOMBERG
-------------------------
Richard Roomberg
Executive Vice President, Chief Operating Officer,
  and Chief Financial Officer

November 14, 2002


CERTIFICATION

I, Barry McDaniel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of STRATESEC Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

/s/ BARRY MCDANIEL
----------------------------------
Barry McDaniel
President and Chief Executive Officer

I, Richard Roomberg, certify that:

1. I have reviewed this quarterly report on Form 10-Q of STRATESEC Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

/s/ RICHARD ROOMBERG
----------------------------------
Richard Roomberg
Executive Vice President and Chief Financial Officer