Form 10-K
period 2002-12-31
STRATESEC INC
filed 2003-04-15
CIK 1037453

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                      [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended         December 31, 2002

Commission File Number:           1-13427

                             STRATESEC INCORPORATED

                Delaware                                        22-2817302
------------------------------------------       -------------------------------
------------------------------------------       -------------------------------
         State of Incorporation                  IRS Employer Identification No.

                             14360 Sullyfield Circle
                                     Suite B
                            Chantilly, Virginia 20151
                                 (703) 961-5688

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: Common stock, $0.01 par value


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
[ X ]  YES  [    ]  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

State issuer's revenue for most recent fiscal year:  $1,474,680

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of December 31, 2002 (computed by reference to the closing price of such stock on the OTC Bulletin Board) was $587,479.

As of December 31, 2002 there were 8,392,550 shares of the registrant's Common Stock outstanding.

                             STRATESEC Incorporated

                                    FORM 10-K


                                Table of Contents


       Item                                                                                                    Page

                                                  Part I
        1            Description of business                                                                        3
        2            Properties                                                                                     7
        3            Legal Proceedings                                                                              7
        4            Submission of Matters to a Vote of Security Holders                                            7


                                                 Part II
        5            Market for Common Equity and Related Stockholder Matters                                       7
        6            Management's Discussion and Analysis or Plan of Operation                                      8
        7            Financial Statements                                                                          13
        8            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure          27


                                                 Part III
        9            Directors, Executive Officers, Promoters and Control Persons                                  27
        10           Executive Compensation                                                                        28
        11           Security Ownership of Certain Beneficial Owners and Management                                30
        12           Certain Relationships and Related Transactions                                                30
        13           Exhibits and Reports on Form 8-K                                                              31
        14           Controls and Procedures                                                                       31
        15           Principal Accountant Fees and Services                                                        31

                     Signatures                                                                                    33

Part I.

Item 1.  Description of Business.

History

The Company began operations in 1987 in association with a large privately held engineering firm. In 1992, the Company became independent of the engineering firm in conjunction with a capital infusion from a private investment group. From 1992 through 2000, the Company devoted a substantial amount of resources and capital to enhancing its technical capability and services offerings, hiring and training key personnel and expanding its client base. Beginning in 2001, however, the Company began experiencing a downturn in its business, which has resulted in operating losses and working capital shortages. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 1 of Notes to Financial Statements.

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

During 2002, the Company engaged in three transactions to dispose of certain assets and reduce operating expenses. In May 2002, as a part of a settlement of a lawsuit with SSI, the Company exchanged certain assets with a book value of $193,000 for 2 million shares of the Company's common stock. In July 2002, the Company scaled down its Texas operations. It maintained a small office in Dallas, staffed by a senior engineer, who assists in writing proposals and providing consulting services. During the first quarter 2003, the lease on the Texas office space expired. During December 2002, the Company ceased funding its California operations and on January 9, 2003, the Company executed an agreement transferring ownership of its California operations to an unrelated party who will also take over the Company's employees and its Pleasanton office space.

General Description of Business

The Company is a single-source provider of comprehensive technology-based security solutions for medium and large commercial and government facilities. The Company offers a broad range of services, including: (i) consulting and planning; (ii) engineering and design; (iii) systems integration; and (iv) maintenance and technical support. This full range of capabilities enables the Company to provide its clients with any combination of these services or complete turnkey solutions for complex security projects. The solutions provided by the Company include integrated security systems comprised of a command center managing one or more subsystems or components, primarily access control systems, intrusion detection systems, closed circuit television systems, critical condition monitoring systems and fire detection systems.

The Company has served more than 50 clients including airports, hospitals, prisons, corporations, utilities, universities and government facilities. These clients included Washington Metropolitan Transit Authority, Auto Fina, AT&T, EDS, Kaiser Permanente and MCI WorldCom, Inc. In addition, the Company also offers the same full range of security systems services to Federal Government Agencies. The Company has an open-ended contract with the General Services Administration (GSA) that allows the government to purchase materials and services from the Company without having to go through a full competition. The Company has completed projects for the U.S. Military and several other government agencies throughout the world. These projects often require state-of-the-art security solutions for classified or high-risk government sites under the control of the U.S. Army, U.S. Navy, U.S. Air Force, and the Department of Justice.

Integrated Security Systems

Integrated security systems are comprised of one or more subsystems and components that perform a variety of security functions for a facility or group of facilities under the direction of a single command center. The command center consists of a central processor, a common database and software that enable various subsystems and components to communicate with each other and integrate the subsystems and components into a single system. Subsystems and components consist primarily of the following:

o Access control systems, which are designed to exclude unauthorized personnel from specified areas and provide access control that is typically card-activated. Entry and exit activity can be monitored or recorded and may be controlled on the basis of time and authority level.

o Intrusion detection systems, which incorporate ultrasonic, infrared, microwave and other sensors to detect unauthorized door and window openings, glass breakage, vibration, motion and noise, and alarms and other peripheral equipment.

o Closed circuit television systems, which monitor and record entry and exit activity or provide surveillance of designated areas. These systems can deter theft and vandalism and support other access control systems. They can be monitored either by a video recorder or by a monitoring screen.

o Critical condition monitoring systems, which provide supervision of various systems and processes such as sprinkler systems, heating and refrigeration systems, power levels, water levels and general manufacturing processes.

The Company's Services

o The Company offers a full range of security services, consisting of: (i) consulting and planning; (ii) engineering and design; (iii) systems integration; and (iv) maintenance and technical support. The Company has also added a series of software security products and services to its offerings. The Company's engagement may include one or more of the elements described below.

o Consulting and Planning. Security consulting and planning are the initial phases of determining a security solution for a project. The Company has developed a planning process that identifies all systems, policies and procedures that are required for the successful operation of a security system that will both meet a client's current needs and accommodate its projected future requirements. The Company's consulting and planning process includes the following steps:

     o        Identify the client's objectives and security system requirements
     o        Review the existing security system plan
     o Survey the site, including inventory of physical components and software and evaluation of client's existing infrastructure and security system
     o        Identify and prioritize the client's vulnerabilities
     o        Develop and evaluate system alternatives
     o        Recommend a conceptual security plan design
     o        Estimate the cost of implementing the conceptual plan
     o        Develop a preliminary implementation schedule

     As a result of this process, the Company provides the client with a master plan for security services, which recommends an effective security solution that addresses routine operating needs as well as emergency situations. The Company believes that its comprehensive planning process enables its clients to budget for their security requirements on a long-term basis, identify opportunities for cost reduction and prepare for future risks.

o Engineering and Design: The engineering and design process involves preparation of detailed project specifications and working drawings by a team of the Company's engineers, systems designers and computer-aided design system operators. These specifications and drawings detail the instrument sensitivity requirements, layout of the control center, placement of equipment and electrical requirements. Throughout the engineering and design process, the Company utilizes its expertise in advanced technologies and its understanding of its client's operational preferences to design a system that is functional, cost-effective and accommodates the client's present and future requirements. In addition, the Company attempts to incorporate its client's existing personnel, equipment and other physical resources into the system design.
     When retained as a single-source provider for turnkey security solutions, the Company also selects the system components required under the specifications and drawings it has prepared. To the extent possible, the Company uses off-the-shelf equipment to minimize the cost of developing custom equipment. The Company has made a strategic decision not to represent any equipment manufacturer exclusively, thereby maintaining objectivity and flexibility in equipment selection. The Company believes that its technical proficiency with the products of a wide range of manufacturers enables it to select components that will best meet a project's requirements.

o Systems Integration: Systems integration involves (i) equipment procurement; (ii) custom systems modeling and fabrication; (iii) facility installation; (iv) hardware, software and network integration; and (v) system validation and testing. In addition to these basic integration services, the Company provides engineering services to enhance the compatibility of the client's subsystems. The Company prepares technical documentation of the system and operations manuals and provides on-site training to client personnel.

     Under the supervision of a project manager, the Company's technicians conduct hardware installation, hardware and software integration, system validation and testing. The aspects of systems integration that do not require a high level of technical expertise, such as wire installation and basic construction, are typically performed by the Company's subcontractors.

o Maintenance and Technical Support: The Company provides maintenance and technical support services on a scheduled, on-call, or emergency basis. These services include developing and implementing maintenance programs both for security systems designed, engineered, or integrated by the Company and for existing systems.

o Software Security Products and Services: The Company has signed agreements with providers of a set of specific security software products. These products support key initiatives in both the Government and Commercial Sectors. These initiatives include telecommuting employees, decentralized office locations, mobile computing, securing laptops and workstations at the application level and securing company and agency networks. The Company also offers the services necessary to establish and implement software security policies.

Marketing

The Company's marketing activities are conducted on both national and regional levels. The Company obtains engagements through existing contract vehicles with commercial and government organizations, direct negotiation with clients, competitive bid processes and referrals. At the national level, the Company conducts analyses of various government agencies and industries and targets those with significant potential demand for security solutions. At a regional level, under the supervision of senior management, each office develops and implements a marketing plan for its region. The plan identifies prospective clients within the region and sets forth a strategy for developing relationships with them. Each regional office works with the headquarters in expanding relationships with existing national, commercial and government clients to include facilities within the region.

The Company has changed its focus to concentrate on infrastructure (water, utilities, etc.) and Government customers. The Company is aggressively adding to its GSA Schedule and is using that open contract vehicle to compete for contracts with Federal Government Agencies.

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

Suppliers

The Company has distribution contracts with various suppliers. These contracts require the Company to have certain minimum levels of purchases from the supplier over some period, usually one year. The Company chooses not be align itself with any one supplier so it can recommend the best solutions for its customers. Therefore, the Company does not make purchase recommendations based on the minimum level of purchases required to remain a distributor of products. Consequently during the fourth quarter 2002, several suppliers have decided to cancel their distribution contracts with the Company. The Company is negotiating with these suppliers to complete sales where the Company has a contract in place or proposals outstanding. Should the Company not be successful, it will have to forgo the revenue associated with these jobs.

Customers

For the year ending December 31, 2002, contracts with Devon Construction accounted for 11% of revenue. During the year ended December 31, 2001, contracts with United States Military Branches accounted for approximately 33% of revenue.

Employees

As of December 31, 2002, the Company had 13 employees, of which 8 were based in the Company's headquarters located in Chantilly, Virginia; the balance work out of the Company's regional offices. Two of the Company's employees are engaged exclusively in marketing and sales, seven employees are engaged in engineering, project management and technical functions, and four employees are engaged in executive management and administration. The company utilizes subcontractors and temporary contract employees to staff projects that require additional support. The Company believes its employee relations are good.

Item 2.  Properties.

The Company's headquarters are located in Chantilly, Virginia, which is in the Washington, D.C. metropolitan area. This office is in a space the Company shares with NetCom Solutions, a shareholder of the Company. In addition, during 2002 and 2001, the Company leased office space in the Atlanta metropolitan area, Pleasanton and Sacramento, California and Dallas, Texas. The Company believes that its facilities are adequate and suitable for its current operations, and that additional space is readily available if needed to support future growth.

In 2003, as part of the transfer of the California operations, Certified Security Integrators, Inc., the acquiring company, assumed the lease for the Pleasanton office. The Company is exploring its opportunities to sublease its Sacramento office. The Texas office lease expired during the first quarter 2003.

Item 3.  Legal Proceedings.

The Company is in litigation on two material lawsuits. The first is American Express versus STRATESEC, for non-payment in the amount of $556,449. The Company is challenging the amount owed. The second lawsuit is Frito-Lay versus STRATESEC for return of funds paid to STRATESEC on a terminated contract in the amount of $98,000. In addition, there is a judgment against the Company for $90,000 for non-payment to a subcontractor. The lawsuit was filed by Minority Contractors of Dallas, Texas. As of December 31, 2002, The Company has accrued $744,449 for settlement of these matters and approximately $8,000 for related legal fees.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company held its annual meeting on December 23, 2002 to elect five members of the Board of Directors. Wirt D. Walker, III, Barry W. McDaniel, Emmit J. McHenry, Charles W. Archer, and Lt. General James A. Abrahamson, USAF (Retired) were elected.


Part II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

As of October 2002, the Company's Common Stock is traded on the OTC Bulletin Board under the symbol SFTC. Prior to October 2002, the Company's stock traded on the American Stock Exchange under the symbol SFT. The following table sets forth the quarterly range of high and low closing sale prices per share for the Common Stock during the periods indicated:
                                              High               Low
                           2001
          First Quarter                       2.25              2.00
          Second Quarter                      1.59              1.10
          Third Quarter                       1.52              0.50
          Fourth Quarter                      1.22              0.43
                           2002
          First Quarter                       0.77              0.38
          Second Quarter                      0.78              0.21
          Third Quarter                       0.31              0.10
          Fourth Quarter                      0.28              0.02


As of January 2003, there are approximately 650 shareholders of the Company's Common Stock.

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

Under an agreement dated January 24, 2003, the Company issued 7,000,000 shares of its common stock to designees of E. S. Bankest, LLC, its principal lender, in exchange for cancellation of $1,750,000 owed by the Company to E.S. Bankest ("Bankest"). The transaction was exempt from registration under the Securities Act of 1933 (the "Act") pursuant to Section 4(2) of the Act because it did not involve a public offering.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Plan of Operation/ Improvement

The Company incurred operating losses of approximately $5.6 million in 2002 and $6.8 million in 2001 and net losses of approximately $8.1 million in 2002 and $7.5 million in 2001. As of December 31, 2002, the Company had no cash, a working capital deficit of approximately $12.7 million, and a stockholders' deficit of approximately $12.6 million. The Company's independent public accountants have indicated that these matters raise substantial doubt about its ability to continue as a going concern. The following briefly describes the Company's plan of operation in light of these circumstances.

The Company is focusing on U.S. security government business in the Washington, DC area. The Sales team has identified and targeted certain Federal agencies and constantly monitors them for potential contracts. When Requests for Proposals are issued, the Sales team reviews the proposals with our technical implementation team and if appropriate, the Company will submit a proposal.

The Company has shifted the focus of its Virginia office to the obtaining contracts in the Federal Government sector. The Company is aggressively pursuing Federal security projects during the current Government fiscal year. The Company believes that there will be a significant increase in Federal security projects.

In the Atlanta office, the Company is focusing on the commercial sector. The Atlanta office is currently partnering with a minority-owned company and has been awarded an open-ended contact with Georgia Power. The contract has an estimated value of $3,000,000 over three years. In addition, the Atlanta office has a steady stream of business from other clients.

To date, the Company has 17 proposals outstanding with a combined value of $620,000. The Company has identified approximately $7,000,000 in projects, which the Company believes it has the potential to be awarded over the next year, but there can be no assurance that the Company will be awarded any contracts.

The Company also continued to reduce overhead costs in the beginning of 2003, with the closure of the California and Texas offices and further reductions of corporate staff. The Company maintained an employee in Texas to assist in writing proposals and providing consulting services. The Company has reduced its overhead by over 50% from the 2002 monthly average.

In order to lower costs and focus on the Company's primary business of physical security consulting, design, and installation, the Company has narrowed its focus to representing or providing software security products and services to a very select set of products.

The Company is also attempting to obtain additional capital and is considering strategic alternatives, including joint ventures and a sale or merger of the Company. If it cannot obtain substantial additional capital or enter into a favorable strategic transaction, the Company's operations will likely continue to be severely curtailed.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires the Company to make certain estimates and assumptions. A summary of significant accounting policies is disclosed in Note 1 to the financial statements, which are included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Company's financial condition and results of operations. The Company believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

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

Allowance for Doubtful Accounts

Provision is made for doubtful accounts based on anticipated collection losses. Estimated losses are determined from historical collection experience and a review of outstanding receivables.

Results of Operations

Overview

Revenues were limited during the first half of 2002, averaging slightly under $200,000 per month. This was below the $300,000 to $500,000 per month that the Company had expected. The reduction was due to the failure of the attempted restart of the Company's Texas office and continued delays in contract awards. Due to the continued lack of significant business from the Texas office, on July 31, 2002 the Company decided to discontinue installation operations in Texas. The Company maintains a presence in Texas for consulting work with a small senior staff.

During the third and fourth quarters 2002, revenues were adversely affected due to the Company's inability to fund purchases of materials and work on projects. The Company estimates it has had to forgo approximately $400,000 in revenue and $120,000 in gross margin during the third and fourth quarters because it did not have sufficient working capital to fund projects.

The Company is aggressively pursuing business while simultaneously continuing to reduce costs to correspond to its current level of business. During December 2002, the Company ceased funding its California operations and on January 9, 2003, the Company executed an agreement transferring ownership of its California operations to an unrelated party who will also take over the Company's employees and its Pleasanton office space.

The following table details operations of the Company for the year ended December 31, 2002:



                                                  California             Texas
                                                    Direct              Direct          Headquarters and
                                   Total          Operations          Operations        Other Operations
                             ---------------- - ---------------- -- ---------------- -- ------------------
        Revenue              $    1,474,680     $      713,019      $        69,999     $         691,662

        Costs of revenue           1,543,642            702,323             171,147               670,172
                             ----------------   ----------------    ----------------    ------------------

        Gross margin                (68,962)             10,696           (101,148)                21,490

        Bad debts                  1,745,835            300,000             370,000             1,075,835

        Inventory write-off          590,606            590,606                   -                     -

        Selling, general
        and administrative
        expenses                   3,104,594            699,402             792,370             1,612,822
                             ----------------   ----------------    ----------------    ------------------

        Operating loss           (5,509,997)        (1,579,312)         (1,263,518)           (2,667,167)

        Other income
        (expense)                (2,126,995)                  -                   -           (2,126,995)
                             ----------------   ----------------    ----------------    ------------------

        Net loss before
        income taxes         $   (7,636,992)    $   (1,579,312)     $   (1,263,518)     $     (4,794,162)
                             ================   ================    ================    ==================


As of the end December 2002, excluding the California operations, the Company has a backlog of $550,000, a large proposal valued at over $3 million over 3 years, $620,000 of new proposals for near term projects, and has identified $4.5 million in targets on which it expects potential customers to announce requests for proposals within 6 months.

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

The following describes the Company's results of operations for the twelve-month periods ended December 31, 2002 and 2001.

Revenue decreased for both the three and twelve-month periods ended December 31, 2002 as compared to the prior year. Revenue also decreased in the third and fourth quarters of 2002 as compared to the second quarter 2002. The primary reason for the decline is the Company's lack of working capital, which makes it difficult for the Company to obtain and perform contracts for new projects. As stated above, the Company believes that it has had to forgo approximately $400,000 in revenue that it would have recognized in the third and fourth quarter 2002 had the funds been available. In addition, the Company has continued to suffer from adverse economic conditions and the lack of capital spending generally in the commercial sector.

Cost of revenue decreased for the three and twelve months ended December 31, 2002 as compared to the periods ended December 31, 2001, primarily due to the decrease in revenue. The Company has continued to experience a decrease in gross profit margin as it has controlled costs.

Bad debt expense for the fourth quarter of 2002 and the full year decreased as compared to the same periods in 2001. Bad debts for the fourth quarter include a reserve of $467,477 principally to cover all open receivables from the California and Texas regions since the Company has ceased operations in those regions.

Bad debt expense during the third quarter 2002 included approximately $141,000 for a customer that is dependent upon MCI WorldCom, Inc. for payment and $168,000 increased general accounts receivable reserves. The bad debt expense in the second quarter 2002 reflected a write off of $715,000 for WorldCom Inc. and other receivables; and the remainder of $260,000 is a general increase in reserves. WorldCom Inc. filed for Chapter 11 bankruptcy in July 2002.

Selling, general and administrative expenses have decreased substantially as compared to the prior year amounts as the Company was reducing staff and other expenses. Selling, general and administrative expenses have stayed roughly the same for 2002 management has cut unnecessary expenses as of the fourth quarter 2001. In addition, overhead costs have been reduced by 50% in January 2003 as a result of closure of the California offices and additional employee reductions in the corporate headquarters staff.

Interest expense and financing fees increased significantly as compared to the prior year, due to net borrowings of 2.9 million in 2002. At the end of the second quarter 2002, the interest rate and financing fees decreased and, as a result, the interest expenses in the fourth quarter 2002 were less than the interest expenses in the fourth quarter 2001. The Company continues to be a net borrower every quarter.

Liquidity and Capital Resources

As indicated above, the Company has incurred substantial operating losses, has no cash, and has a significant working capital deficit. The Company is seeking to obtain capital, reduce costs and increase new business. If it is unable to obtain working capital, reduce costs or increase new business, its ability to continue as a going concern is in doubt.

The Company's principal capital requirements are increased working capital necessary to support its operations. The Company is currently funding its working capital requirements with cash generated by operations and a receivables factoring agreement with Bankest. The formal terms of the agreement provide for Bankest to procure the Company's accounts receivables in exchange for a fee. While there is no formal commitment, Bankest has verbally agreed to provide an over-advance (i.e., provide additional funds) to fund critical operating cash needs.

Should the lender be unwilling or unable to provide funding to the Company, there would likely be material adverse consequences to the Company's operations because it would not have sufficient working capital to fund projects and conduct its business.

The Company has limited options to obtain working capital from sources other than Bankest due to the low level of cash being generated from operations and the high level of debt owed to the lender as compared to the assets of the Company.

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

Item 7.  Financial Statements.


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
STRATESEC Incorporated

We have audited the accompanying balance sheet of STRATESEC Incorporated as of December 31, 2002, and the related statements of operations, shareholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of STRATESEC, Incorporated as of and for the year ended December 31, 2001 were audited by other auditors whose report, dated March 8, 2002, expressed an unqualified opinion and included a paragraph regarding the Company's ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of STRATESEC Incorporated as of December 31, 2002, the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming STRATESEC Incorporated will continue as a going concern. As more fully described in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.


/s/ Reznick Fedder & Silverman, P.C.


Bethesda, Maryland
February 28, 2003

                        REPORT OF INDEPENDENT ACCOUNTANTS




To       the Board of Directors and Stockholders of STRATESEC Incorporated:

In our opinion, the accompanying consolidated balance sheets and the related statements of operations, of stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of STRATESEC Incorporated (formerly known as Securacom, Incorporated) at December 31, 2001, and the result of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Argy, Wiltse & Robinson, P.C.
McLean, Virginia
March 8, 2002

                             STRATESEC Incorporated

                                 BALANCE SHEETS

                           December 31, 2002 and 2001

                                                                                     2002                       2001
                                                                               ------------------         -----------------
Assets
     Current assets
         Cash and cash equivalents                                          $                 -        $           238,201
         Accounts receivable, net of allowance for doubtful
            accounts of  $467,477 in 2002 and $750,000 in 2001                          227,399                  4,108,692
         Costs and estimated earnings in excess of billings on
            uncompleted contracts                                                       104,184                    582,698
         Inventory, net of allowance of $0 in 2002 and
            $400,000 in 2001                                                                  -                    190,606
         Other current assets                                                                 -                     70,728
                                                                            -- ------------------      -- -----------------

             Total current assets                                                       331,583                  5,190,925

     Property and equipment, net                                                         57,542                    483,904
     Other assets                                                                        29,227                    121,765
                                                                            -- ------------------      -- -----------------

             Total assets                                                   $           418,352        $         5,796,593
                                                                            == ==================      == =================

Liabilities and shareholders' deficit
     Current liabilities
         Bank overdraft                                                     $            12,052        $                 -
         Accounts payable                                                             1,691,642                  2,287,718
         Accrued expenses and other                                                   1,047,161                    304,961
         Income taxes payable                                                         1,568,328                    955,954
         Line of credit                                                               8,627,484                  6,325,490
         Billings in excess of costs and estimated earnings on
             uncompleted contracts                                                       95,136                    276,984
         Capital lease obligations                                                            -                     22,615
                                                                            -- ------------------      -- -----------------

             Total current liabilities                                               13,041,803                 10,173,722
                                                                            -- ------------------      -- -----------------

Commitments and contingencies (See notes 2, 5 and 8)                                          -                          -

Shareholders' deficit
     Common stock, $0.01 par value per share; authorized 20,000,000 shares;
         10,401,471 shares issued, 8,392,550 shares outstanding as of December
         31, 2002
         and 10,392,550 as of December 31, 2001                                         104,015                    104,015
     Treasury stock, 2,008,921 shares as of December 31, 2002
         and 8,921 as of December 31, 2001, at cost                                    (212,088)                   (18,533)
     Additional paid-in capital                                                      24,363,700                 24,363,700
     Accumulated deficit                                                            (36,879,078)               (28,826,311)
                                                                            -- ------------------      -- -----------------

             Total shareholders deficit                                             (12,623,451)                (4,377,129)
                                                                            -- ------------------      -- -----------------

             Total liabilities and shareholders' deficit                    $           418,352        $         5,796,593
                                                                            == ==================      == =================



        The accompanying notes are an integral part of these statements

                             STRATESEC Incorporated

                            STATEMENTS OF OPERATIONS

                 For the Years Ended December 31, 2002 and 2001

                                                                                     2002                       2001
                                                                            -- ------------------         -----------------
Revenues                                                                    $         1,474,680        $         9,077,330

Cost of revenues                                                                      1,543,642                  6,865,988
                                                                            -- ------------------      -- -----------------
         Gross margin                                                                   (68,962)                 2,211,342

Bad debt expense                                                                      1,745,835                  3,878,922

Inventory write-off                                                                     590,606                          -

Selling, general and administrative expenses                                          3,104,594                  5,179,313
                                                                            -- ------------------      -- -----------------
         Operating loss                                                              (5,509,997)                (6,846,893)

Other income (expense)
     Penalties and interest on unpaid taxes                                            (436,915)                         -
     Interest and financing fees                                                     (1,604,563)                (1,148,563)
     Loss on disposition of property                                                    (85,707)                         -
     Other income                                                                           190                    210,509
                                                                            -- ------------------      -- -----------------
         Total other expense                                                         (2,126,995)                  (938,054)
                                                                            -- ------------------      -- -----------------
         Loss before provision for income taxes                                      (7,636,992)                (7,784,947)

Income tax benefit (provision)                                                         (415,775)                   289,046
                                                                            -- ------------------      -- -----------------

         Net loss                                                           $        (8,052,767)       $        (7,495,901)
                                                                            == ==================      == =================

Net loss per share - basic                                                  $             (0.87)       $             (0.73)
                                                                            == ==================      == =================

Weighted average common shares outstanding - basic                                    9,212,431                 10,290,162
                                                                            == ==================      == =================



       The accompanying notes are an integral part of these statements

                             STRATESEC Incorporated

                 STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                For the years ended December 31, 2002 and 2001


                                                                                                            Total Shareholders'
                                Common Stock             Treasury Stock        Additional Paid-
                                ------------            --------------                         Accumulated
                              Shares       Amount    Shares        Amount        in-Capital     Deficit      Equity (Deficit)
                           ------------ ---------- ------------ ------------- -------------- --------------- ---------------
Balance,                    10,280,043  $ 102,800         (79)       $ (164)    $24,279,914   $(21,330,410)     $ 3,052,140
January 1, 2001
Sale of common stock           121,428      1,215            -             -         83,786               -          85,001
Purchase of treasury stock           -          -      (8,842)      (18,369)              -               -        (18,369)

Net loss                             -          -            -             -              -     (7,495,901)     (7,495,901)
                            ----------  ---------  -----------   -----------    -----------   -------------   -------------
Balance,
December 31, 2001           10,401,471    104,015      (8,921)      (18,533)     24,363,700    (28,826,311)     (4,377,129)
Exchange of assets for
common stock                         -          -  (2,000,000)     (193,555)              -               -       (193,555)

Net loss                             -          -            -             -              -     (8,052,767)     (8,052,767)
                            ----------  ---------  -----------   -----------    -----------   -------------   -------------
Balance,
December 31, 2002           10,401,471  $ 104,015  (2,008,921)   $ (212,088)    $24,363,700   $(36,879,078)   $(12,623,451)
                            ==========  =========  ===========   ===========    ===========   =============   =============


          The accompanying notes are an integral part of these statements

                             STRATESEC Incorporated

                            STATEMENTS OF CASH FLOWS

                     Years Ended December 31, 2002 and 2001

                                                                                     2002                       2001
                                                                            -- ------------------         -----------------
Cash flows from operating activities:
     Net loss                                                               $        (8,052,767)       $        (7,495,901)
     Adjustments to reconcile net loss to net cash used in
     operating expenses
         Depreciation                                                                   212,944                    257,535
         Provision for bad debts and inventory reserve                                 (982,523)                 1,357,277
         Loss on disposition of property                                                 85,707                          -
         Inventory write-off                                                            590,606                          -

     Changes in operating assets and liabilities
         Accounts receivable                                                          4,162,916                   (555,032)
         Costs of estimated earnings in excess of billings on
           uncompleted contracts                                                        778,514                  3,732,542
         Inventory                                                                            -                   (149,724)
         Other current assets                                                            43,389                    (25,578)
         Accounts payable                                                              (596,076)                  (832,678)
         Accrued expenses and other                                                     758,416                   (715,785)
         Income taxes payable                                                           612,374                   (289,046)
         Billings in excess of costs and estimated earning on
           uncompleted contracts                                                       (181,848)                   139,675
                                                                            -- ------------------      -- -----------------
     Net cash used by operating activities                                           (2,568,348)                (4,576,715)

Cash flows from investing activities:
     Acquisition of property and equipment                                               (3,820)                   (65,526)
     Decrease in deposits                                                                42,536                      2,304
                                                                               ------------------         -----------------
     Net cash provided (used) by investing activities                                    38,716                    (63,222)

Cash flows from financing activities
     Bank overdraft                                                                      12,052                          -
     Net borrowing under line of credit                                               2,301,994                  3,993,935
     Issuance of common stock                                                                 -                     85,001
     Purchase of common stock                                                                 -                    (18,369)
     Principal payments on capital lease obligations                                    (22,615)                   (69,643)
                                                                            -- ------------------      -- -----------------
     Net cash provided by financing activities                                        2,291,431                  3,990,924
                                                                            -- ------------------      -- -----------------
Net increase (decrease) in cash                                                        (238,201)                  (649,013)

Cash at the beginning of period                                                         238,201                    887,214
                                                                            -- ------------------      -- -----------------

Cash at end of period                                                       $                 -        $           238,201
                                                                            == ==================      == =================

Supplemental disclosures of cash flow information
     Interest paid                                                          $         1,029,453        $           351,325
                                                                            == ==================      == =================

     In May 2002, certain non-cash assets and liabilities with a fair value totaling $193,555 were exchanged for 2 million share of
     common stock.                                                          $           193,555        $                 -
                                                                            == ==================      == =================



    The accompanying notes are an integral part of these statements.

                             STRATESEC Incorporated

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2002

1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

STRATESEC Incorporated (the "Company") is incorporated under the laws of the State of Delaware. The Company is a single-source provider of comprehensive technology-based security solutions for medium and large commercial and government facilities. The Company offers a broad range of services, including:
(i) consulting and planning; (ii) engineering and design; (iii) systems integration; and (iv) maintenance and technical support. This full range of capabilities enables the Company to provide its clients with any combination of these services or complete turnkey solutions for complex security projects. The solutions provided by the Company include integrated security systems comprised of a command center managing one or more subsystems or components, primarily access control systems, intrusion detection systems, closed circuit television systems, critical condition monitoring systems and fire detection systems.

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

During 2002, the Company engaged in three transactions to dispose of certain assets and reduce operating expenses. In May 2002, as a part of a settlement of a lawsuit with SSI, the Company exchanged certain assets with a book value of $193,000 for 2 million shares of the Company's common stock.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Concentrations of credit risk and fair value of financial instruments
---------------------------------------------------------------------

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of trade accounts receivable. The Company provides credit to its clients in the normal course of business. The Company routinely assesses the financial strength of its clients.

The carrying value of financial instruments potentially subject to valuation risk (principally consisting of cash, accounts receivable and accounts payable) approximates fair market value.

Revenue recognition

The Company derives its revenue principally from long-term contracts, which are generally on a fixed-price basis. Revenue on fixed-price contracts includes direct costs and allocated indirect costs incurred plus recognized profit. Revenue is recognized under fixed-price contracts on the percentage-of-completion basis. The percentage of completion of individual contracts includes management's best estimate of the amounts expected to be realized on the contracts. It is at least reasonably possible that the amounts the Company will ultimately realize could differ materially in the near term from the amounts estimated in arriving at the earned revenue and costs.

Contract costs include all direct material, direct labor, subcontract costs and indirect costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those arising from contract revisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions occur.

Costs and estimated earnings in excess of billings on uncompleted contracts represent revenue recognized in excess of amounts billed to clients. Billings in excess of costs and estimated earnings on uncompleted contracts represents billings in excess of revenue recognized.

Accounts receivable

The allowance is for doubtful accounts management's estimate of receivables that will not be collected. The allowance is based upon formulas that are reviewed for adequacy regularly but generally remain a function of age of the receivables and specific information known about clients.

Inventory

Inventory consists of equipment and parts held for sale, and is stated at the lower of cost or market, with cost being determined by the first-in, first-out method. During 2002, the Company wrote off inventory totaling $590,606.

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

Income taxes

The income tax provision includes federal and state income taxes both currently payable and changes in deferred taxes due to temporary differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Loss per share

The Company has adopted SFAS No. 128, "Earnings per Share" (EPS), which requires public companies to present basic earnings per share. Basic EPS is based the on weighted-average number of shares outstanding without consideration of common stock equivalents.


                                                                                          December 31,

                                                                                  2002                    2001
                                                                          ---------------------    --------------------
Net loss available for common shareholders (A)                            $        (8,052,767)       $      (7,495,901)
                                                                          =====================    ====================
Weighted average outstanding:
         Common stock (B)                                                            9,212,431              10,290,162
         Stock options and warrants                                                          -                       -
                                                                          ---------------------    --------------------
Common stock and stock equivalents (C)                                               9,212,431              10,290,162
                                                                          =====================    ====================

Loss per share:
         Basic (A/B)                                                              $     (0.87)            $     (0.73)
         Diluted (A/C)                                                            $     (0.87)            $     (0.73)

Unexercised employee stock options were previously granted to purchase 2,255,000 and 2,304,334 shares of the Company's common stock as of December 31, 2002 and 2001, respectively, were not included in the computations of diluted earnings per share. The Company incurred net losses for the years ended December 31, 2002 and 2001, therefore, all potential common shares are antidilutive and not included in the calculation of diluted loss per share.

2.       MANAGEMENT'S PLANS

These financial statements have been prepared on a going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business. The Company has suffered recurring losses from operations and has a significant working capital deficiency. The ability of the Company to continue as a going concern is dependent on the Company's ability to generate future profitable operations and to obtain additional financing or capital institution. These matters raise substantial doubt about the Company's ability to continue as a going concern.

The financial statements do not reflect any adjustments that would be necessary if the going concern assumption were not appropriate. If the going concern basis was not appropriate for these financial statements, then adjustments would be necessary relating to the recoverability and classification of recorded asset carrying amounts or the amount and classification of liabilities.

The Company is focused on reducing costs and attempting to obtain additional capital and is considering strategic alternatives, including joint ventures and a sale or merger of the Company. If it cannot obtain substantial additional capital or enter into a favorable strategic transaction, the Company's operations will likely continue to be severely curtailed.


3.

PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                                          December 31,

                                                                                  2002                    2001
                                                                          ---------------------    --------------------
Office furniture and equipment                                            $         162,222        $         632,348
Computer equipment                                                                  151,199                  449,100
Leasehold improvements                                                                    -                  227,439
Vehicles                                                                              7,715                  159,251
Computer software                                                                    41,815                   65,519
                                                                          -----------------        -----------------
                                                                                    362,951                1,533,657
Less accumulated depreciation and amortization                                     (305,409)              (1,049,752
                                                                          ------------------       -----------------

                                                                          $          57,542        $         483,904
                                                                          =================        =================

Depreciation and amortization expense on property and equipment (including equipment under capital leases) was $212,944 for the year ended December 31, 2002 and $257,535 for the year ended December 31, 2001.


4.       LINE OF CREDIT

During 2001, the Company had a line of credit with E. S. Bankest, LLC ("Bankest"). In 2002, the line of credit was converted to a factoring arrangement. The amount outstanding at December 31, 2002 is due on demand with interest (computed as a discount on amounts factored and the duration that the factored amount is unpaid) due monthly. Discounts range from 2.5% - 4.5%. This line-of-credit is secured by accounts receivable. The interest rate on the amounts over the amount of receivables factored at December 31, 2002, was prime rate plus 2%.

Interest and discount fees related to the line-of-credit, which approximated interest paid, aggregated $1,604,563 for the twelve months ended December 31, 2002 and $1,148,563 for the year ended December 31, 2001.


5.       RELATED PARTY TRANSACTIONS

The following summarizes the significant related party transactions.

The Company entered into a one-year lease, beginning March 24, 2002, with Netcom Solutions International, a company controlled by a stockholder who is also a director. The lease calls for monthly payments of approximately $10,000 for rent and expenses for phone, Internet, and other typical office services. As of December 31, 2002 $6,400 was payable to Netcom Solutions International and is included in accrued expenses other on the Balance Sheet.

During 2001, the Company issued warrants for the purchase of 400,000 shares of its common stock to Bankest. These warrants expired on December 31, 2002.

On April 23, 1997, the Company entered into a consulting agreement with its Chairman. The agreement provides for an annual consulting fee of $140,000. The term of the agreement was fives years. Upon the expiration of the initial term, or any renewal term, the agreement provided for automatic renewal for successive one-year renewal terms, unless terminated by either party upon written notice to the other party at least 90 days prior to the expiration of the then current term. During 1997, the agreement was amended by both parties to reduce the annual consulting fee to $126,000. For the year ended December 31, 2002, $126,000 was paid to the Chairman of the Company.

During 2002, the Company engaged KuwAm Corporation, a corporation of which the Chairman is a Managing Director, for corporate secretarial services at the rate of $2,500 per month.


6.       RETIREMENT PLAN

The Company maintains a 401(k) profit sharing plan (the "Plan") for all employees who have attained the age of 21 and completed three months of service. Participants may make voluntary contributions to the Plan up to the maximum amount allowable by law, but not to exceed 15% of their annual compensation. The Company made no contributions to the plan during 2002 and 2001.


7.       SIGNIFICANT CLIENTS

For the year ending December 31, 2002, contracts with one client accounted for 11% of revenue. During the year ended December 31, 2001, contracts with one client accounted for approximately 33% of revenue.


8.       COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space and vehicles under operating leases with terms expiring at dates through 2005. One of these leases is with a related party (see
Note 5). The leases for office space include minimum lease payments, reimbursable operating costs and real estate taxes. The vehicle leases generally range from four to five years.

Future minimum annual lease payments as of December 31, 2002 are:

         Year Ended December 31,

                   2003                                     137,181
                   2004                                      71,793
                   2005                                      46,097
                                                         ----------

                   Total                                  $ 255,071
                                                          =========


Income Taxes Payable

The Company presently owes the U.S. government $1,346,136 in income taxes, interest and penalties, which have been accrued as of December 31, 2002. The Company has submitted an Offer-in-Compromise to the Internal Revenue Service to settle the entire debt for $25,000. The Company feels that given its circumstances, it is a reasonable offer which will be accepted by the Internal Revenue Service (IRS).

In addition, the Company owes the State of Virginia approximately $222,192 in income tax, interest and penalties. The Company also owes $150,858 in sales tax. Both amounts have been accrued as of December 31, 2002. The Company has submitted an Offer-in-Compromise to settle the entire debt for $10,000. The Company feels that given its circumstances, it is a reasonable offer and the state of Virginia will accept it.

Should the IRS or the State of Virginia not accept the Company's offer, there would be a material adverse effect on the Company.


9.       STOCK OPTIONS

In 1997, the Board of Directors approved the adoption of the 1997 Stock Option Plan. The 1997 Stock Option Plan provides for the grant of nonqualified options to purchase up to 500,000 shares of the Company's common stock and was amended to increase the grant of options up to 2,650,000 shares. Options may be granted to employees, officers, directors and consultants of the Company for the purchase of common stock of the Company at a price not less than the fair market value of the common stock on the date of the grant. The term of all options granted is three years and one month, with vesting occurring ratably over three years.

The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and related interpretations in measuring compensation expense for its stock options. Under APB No. 25, because the exercise price of the Company's employee stock options is not less than the fair market value of the underlying stock on the date of grant, no compensation expense is recognized. However, SFAS No. 123, "Accounting for Stock-Based Compensation," requires presentation of pro forma net income
(loss) and earnings (loss) per share as if the Company had expensed employee stock options under the fair value method. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period. Under the fair value method, the Company's net loss in 2002 would have increased by $187,950 or $0.02 per share. Under the fair value method, the Company's net loss in 2001 would have increased by $445,000 or $0.04 per share.

The weighted-average fair value of the individual options granted during 2002 and 2001 is estimated as $0.07 and $0.70, respectively, on the date of grant. The fair values were determined using a Black-Scholes option-pricing model with the following assumptions:

                                              2002                   2001
                                        -----------------     ----------------

  Dividend yield                                   0%                      0%
  Volatility                                     105%                    350%
  Risk-free interest rate                       3.10%                   3.10%
  Expected life                               3 years                 3 years


Stock option activity during the years ended December 31, 2002 and 2001 is summarized below:


                                                                                       Weighted Average
                                                            Number of Shares            Exercise Price
Outstanding at January 1, 2001                                  1,908,000                   $  1.92
          Granted                                                 895,000                      0.70
          Exercised                                                     -                         -
          Forfeited                                              (898,966)                     2.04
                                                                ----------
Outstanding at December 31, 2001                                1,904,334                      1.29
          Granted                                               1,555,000                      0.07
          Exercised                                                     -                         -
          Forfeited                                            (1,204,334)                     1.36
                                                               -----------
Outstanding at December 31, 2002                                2,255,000                      0.47
                                                              ===========

The following table summarizes information concerning outstanding and exercisable options at December 31, 2002:


                                Weighted Averages
                                Number of Options         Remaining Contractual
      Exercise Price                Outstanding               Life (Years)            Options Exercisable
           1.50                         25,000                    0.26                         22,962
           2.75                        145,000                    0.53                        120,147
           1.50                         20,000                    0.92                         14,050
           0.70                        510,000                    1.70                        228,276
           0.07                      1,555,000                    3.06                         12,440



10.      INCOME TAXES

The Company's benefit from (provision for) income taxes differs from the amount of income tax determined by applying the applicable federal and state statutory income tax rates to the loss before income taxes because differences between estimated and actual tax liabilities for prior years, and the Company's valuation allowance, which has been established for the net operating loss carry-forwards and temporary differences that are not presently considered likely to be realized. Income tax expense for the year ended December 31, 2002 has increased by $415,405 because of notices received from federal and state agencies.

The benefit from (provision for) income taxes consists of the following for the years ended December 31:


                                                                             2002                         2001
                                                                      -------------------          -------------------
       Current income tax benefit ( expense)
             Federal                                                  $        (406,938)           $         242,799
             State                                                               (8,837)                      46,247

       Deferred income tax benefit (expense)
             Federal                                                                  -                            -
             State                                                                    -                            -
                                                                      -------------------          -------------------
             Total benefit from (provision for) income taxes          $        (415,775)           $         289,046
                                                                      ===================          ===================


The deferred income tax asset results from differences in the bases for assets and liabilities presented in the financial statements and the amounts reported in the income tax returns.

As of December 31, the differences are summarized as follows:

                                                                          2002                         2001
                                                                  ---------------------        ---------------------
           Current deferred tax assets
                   Allowance for doubtful accounts                 $        158,000             $        420,000
                   Inventory allowance                                            -                      160,000
                   Reserve for note receivable
                   from stockholder                                               -                      131,000
                   Accrued vacation pay and other                                 -                        5,000
                   Valuation allowance                                     (158,000)                    (716,000)
                                                                  ---------------------        ---------------------
                   Net current deferred tax asset                                 -                            -
                                                                  =====================        =====================

           Non-current deferred tax assets and liabilities
                   Depreciation                                                   -                      (35,000)
                   Net operating loss carry-forwards                     13,130,800                   11,115,000
                   Valuation allowance                                  (13,130,800)                 (11,080,000)
                                                                  ---------------------        ---------------------
                   Non-current deferred tax asset                  $              -             $              -
                                                                  =====================        =====================


The Company has provided a full valuation allowance for deferred tax assets since realization of these future benefits cannot be reasonably assured as a result of recurring operating losses. If the Company achieves profitability, these deferred tax assets would be available to offset future income tax liabilities and expense, subject to certain limitations.

At December 31, 2002, the Company had net operating loss carry-forwards of approximately $34 million, for income tax purposes which expire in various years through 2022. Certain substantial changes in the Company's ownership would result in an annual limitation on the amount of the net operating loss carry-forwards which can be utilized.


11.      SUBSEQUENT EVENTS (UNAUDITED)

California Operations

On January 9, 2003, the Company executed an agreement transferring ownership of substantially all assets of its California operations to an unrelated party. Under the terms of the agreement, the Company assigned its rights in the assets of the California operation, unpaid receivable as of the date of the sale. The buyer agreed to use reasonable efforts to assist the Company in collecting unpaid receivables. In addition, the buyer assumed all liabilities and obligations of the California operation except a property lease entered into by the Company. On January 28, 2003, the Company entered into a sublease for the same property. Payments due to the Company under the sublease are sufficient to cover the Company's obligation under the original lease agreement.

Forgiveness of Debt

Under an agreement dated January 24, 2003, the Company issued 7,000,000 shares of its common stock to designees of E. S. Bankest LLC, its principal lender, in exchange for cancellation of $1,750,000 owed by the Company to Bankest.

Item 8. Changes in and disagreements with accountants on accounting and financial disclosure

During 2002, Argy, Wiltse, and Robinson resigned as the auditors of the Company. There were no disputes as to accounting issues or financial disclosure. The Company has retained Reznick Fedder & Silverman, P.C. to perform the audit of the 2002 financial statements.

Part III

Item 9.  Directors and Executive Officers of the Registrant.

The following sets forth certain information regarding each of the Company's Directors and Executive Officers:

Wirt D. Walker, III, age 56, has served as Chief Executive Officer of the Company since January 1999; he has served as a director of the Company since 1987 and as Chairman of the Board of Directors since 1992. Since 1982, Mr. Walker has served as a director and the Managing Director of KuwAm Corporation, a private investment firm. He is the Chairman and Chief Executive Officer of Aviation General, Incorporated, a publicly traded holding company with two wholly-owned subsidiaries: Commander Aircraft Company, which manufactures, markets and provides support services for its line of single engine, high performance Commander aircraft and provides consulting, brokerage and refurbishment services for piston aircraft, and Strategic Jet Services, Inc., which provides consulting, brokerage and refurbishment services for jet aircraft.

Barry W. McDaniel, age 53, has served as President/Chief Executive Officer of the Company since December 2000 and as a director since January 1999. Prior to joining the Company, Mr. McDaniel was employed by BDM International from 1989 to 1996, most recently as Vice President of Material Distribution and Management Systems. From 1989 to 1992 he was Vice President, Business Development and Operations for the Systems and Communications Group. Mr. McDaniel was previously employed, from 1988 to 1989, by Proxim, a real-time systems integration company as Vice President, Government Systems Integration. From 1970 to 1987, he was employed by the U.S. Government with his last assignment as a member of the Senior Executive Service (SES), serving as Deputy Director of Readiness for the United States Army Materiel Command.

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

Item 10.  Executive Compensation.

The following table shows certain information concerning the compensation of each of the Company's most highly compensated executive officers for services rendered in all capacities to the Company for the fiscal years ended 2002, 2001 and 2000 (the "Named Executive Officers").

                                             Annual Compensation                    Long -Term                Other
                                                                                   Compensation            Compensation
                                  ------------------------------------------    --------------------   ---------------------
                                   Year         Salary       Awarded Bonus          Securities         Other Compensation
                                                                                    Underlying
                                                                                      Options
                                                                                    (in shares)
                                  --------    -----------    ---------------    --------------------   ---------------------
Wirt D. Walker, III                2002        $       -       $          -          350,000           (1)     $126,000
Chairman and Director              2001                -                  -          115,000           (1)      101,769
                                   2000                -                  -           35,000           (1)      133,500

Barry W. McDaniel                  2002          146,634                  -          450,000                          -
President, Chief Executive         2001          130,962                  -          215,000                      7,500
   Officer and Director            2000          150,000                  -           60,000                      7,500



(1)      Includes consulting fees paid.


Option Grants in Last Fiscal Year

The Committee approved the following stock option grants for the executive officers during fiscal year 2002.


                                Number of Securities         % of Total Options
                                 Underlying Options         Granted to Employees       Exercise        Expiration
                                    Granted (1)                in Fiscal Year           Price             Date
                             ---------------------------    ----------------------    -----------    ---------------
Wirt D. Walker, III                   350,000                      22.51%                0.07           1/23/06
Barry W. McDaniel                     450,000                      28.94%                0.07           1/23/06



(1) Each option is non-transferable; vests as to 33% of the shares covered by such option over three years, commencing on the first anniversary of the date of issuance; is canceled prior to vesting in the event the holder either resigns from the Company or is terminated for justifiable cause; and is void after the date listed under the heading "Expiration Date." The exercise price of the stock subject to options was equal to the market value on the date of grant. The number of shares available for issuance upon exercise of each option is subject to adjustment subsequent to any stock dividend, split-up, re-capitalization or certain other transactions.


During 2002, Messrs. Walker and McDaniel were each granted an option to purchase 50,000 shares of Common Stock for their services as a director, pursuant to the 1997 Stock Option Plan.

Aggregated Option Exercises in Last Fiscal Year and Option Values as of December 31, 2002

The following table shows the options exercised during fiscal 2002, the number of shares of Common Stock represented by outstanding stock options held by each executive officer as of December 31, 2002 and the value of such options based on the closing price of the Company's Common Stock on December 31, 2002, which was $0.07.

                                                                Number of Securities
                                                               Underlying Unexercised          Value of Unexercised
                                                                     Options at              In-the- Money Options at
                                                                  December 31, 2002             December 31, 2002
                                Shares
                             Acquired on         Value              Exercisable /                 Exercisable /
                               Exercise        Realized           Unexercisable (1)             Unexercisable (2)
                             -------------    ------------    --------------------------    ---------------------------
Wirt D. Walker, III               -                -              83,275 / 416,725                    - / -
Barry W. McDaniel                 -                -              149,550 / 575,450                   - / -


(1) Represents the total number of shares subject to stock options held by each executive officer. These options were granted on various dates during fiscal years 2000 through 2002 and are exercisable on various dates beginning in 2001 and expiring in 2006.

(2) Represents the difference between the exercise price and $0.07, which was the closing price on December 31, 2002. Stock option exercise prices range from $0.07 to $2.75, therefore no options were in the money at December 31, 2002.

(3)      No options were exercised in 2002.

The following table details information regarding the Company's existing equity compensation plans as of December 31, 2002:

                                        (a)                           (b)                              (c)
                                                                                          Number of securities remaining
                              Number of Securities to           Weighted-average          available for future issuance
                              be issued upon exercise          exercise price of         under equity compensation plans
                              of outstanding options,         outstanding options,       (excluding securities reflected
       Plan Category            warrants and rights           warrants and rights                 in column (a)
                             ---------------------------    -------------------------   -----------------------------------
Equity compensation plans
approved by security                 2,255,000                        0.41                           395,000
holders
Equity compensation plans
not approved by security                N/A                           N/A                              N/A
holders
                             ---------------------------    -------------------------   -----------------------------------
Total
                             ===========================    =========================   ===================================

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of February, 2002 certain information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the Company's voting securities, (ii) each of the Company's directors, (iii) each of the Named Executive Officers, and (iv) all executive officers and directors of the Company as a group.

                                                                     Number of Shares          Percent of Total
                                                                   ---------------------      -------------------
Bankest Capital Corp.                                                      6,600,000                    42.9%
Netcom Solutions, Inc.                                                       700,000                     8.3%
Wirt D. Walker, III (1) (2)                                                  650,010                     7.7%
Barry W. McDaniel (2)                                                        144,524                     1.7%
Emmit J. McHenry (2) (3)                                                     732,857                     8.7%
James A. Abrahamson (2)                                                       29,286                        *
Charles W. Archer (2)                                                         32,857                        *
All officers and directors as a group (5 persons) (4)                      1,589,534                    18.9%


*    Less than one percent

(1) Consists of 429,010 shares held by Mr. Walker, 45,000 shares held by Mr. Walker's son, 50,000 shares owned by a trust for Mr. Walker's son, of which Mr. Walker is the trustee, and 126,000 shares owned by a trust for Mr. Walker's mother, of which Mr. Walker is also a trustee. Does not include 204,562 shares owned by KuwAm Corporation, of which Mr. Walker is the Managing Director.

(2) Includes shares available for issuance upon exercise of options that are exercisable within 60 days, as follows: Mr. Walker, 61,666 shares; Mr. McDaniel, 111,667 shares; Mr. McHenry, 15,000 shares; Lt. Gen. Abrahamson, 15,000 shares; Mr. Archer, 15,000 shares.

(3) Includes shares held by NetCom Solutions International, Inc., of which Mr. McHenry is the founder, President and CEO.

(4) On October 23, 2002, executive officers and directors of the Company as a group held options to purchase an aggregate of 515,000 shares of Common Stock, representing approximately 23.8% of outstanding options at that date. The numbers set forth in this table include an aggregate of 218,333 shares underlying options that are currently exercisable within 60 days of such date.

Item 12.  Certain Relationships and Related Transactions.

The Company entered into a one-year lease, beginning March 24, 2002, with Netcom Solutions, Inc., a company controlled by Emmit McHenry, a stockholder who is also a director. The lease calls for monthly payments of approximately $10,000 for rent and expenses for phone, Internet, and other typical office services.

On April 23, 1997, the Company entered into a consulting agreement with its Chairman. The agreement provides for an annual consulting fee of $140,000. The term of the agreement was fives years. Upon the expiration of the initial term, or any renewal term, the agreement provided for automatic renewal for successive one-year renewal terms, unless terminated by either party upon written notice to the other party at least 90 days prior to the expiration of the then current term.

During 1997, the agreement was amended by both parties to reduce the annual consulting fee to $126,000. As of December 31, 2002, $126,000 was paid to the Chairman of the Company.


During 2002, the Company engaged KuwAm Corporation, a corporation of which its Chairman is a Managing Director, for corporate secretarial services at the rate of $2,500 per month.

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  Exhibits

Exhibit No.       Exhibit Description

10 Agreement dated January 27, 2003, between STRATESEC Incorporated and E.S. Bankest LLC.

23.1              Consent of Reznick Fedder & Silverman, P.C.

23.2              Consent of Argy, Wiltse & Robinson, P.C.

99                Certificate

 (b)Reports on Form 8-K filed during calendar years 2001 and through January 2003 are hereby incorporated by reference.

Item 14.  Controls and Procedures

The Chief Executive Officer (who is serving as the Company's principal executive officer and principal financial officer) has concluded, based on his evaluation as of a date within 90 days prior to the date of the filing of this report, that the company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the company in such reports is accumulated and communicated to the company's management, including the Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

Item 15.  Principal Accountant Fees and Services

Audit Fees

During 2002 and 2001, the Company was billed an aggregate of $87,166 and $7,000 for services provided by Argy, Wiltse & Robinson and Reznick Fedder & Silverman P.C., respectively, for the audits of the Company's 2002 and 2001 annual financial statements and for reviews of the financial statements included in our quarterly reports on Form 10-Q filed during those periods. The total expected fees for the audit of the Company's 2002 financial statements is $37,000.

Financial Information System Design or Implementation Services Fees

During 2002, Reznick Fedder & Silverman P.C. provided no financial information systems or design services.

All Other Fees

During 2002, Reznick Fedder & Silverman P.C. did not provide any additional services other than audit and quarterly reviews of the Company's 10QSB filings.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATESEC INCORPORATED

By:         /s/ Barry W. McDaniel
            Barry W. McDaniel
            President/Chief Executive Officer/
              Chief Financial Officer



             Signature                                     Title                                Date
/s/  Barry W. McDaniel                                                                   April 15, 2003
-------------------------------------    -------------------------------------------     --------------------
Barry W. McDaniel                        President, Chief Executive Officer, Chief
                                         Financial Officer and Director

/s/  Wirt D. Walker III                                                                  April 15, 2003
------------------------------------- -- ------------------------------------------- --- --------------------
Wirt D. Walker III                       Chairman and Director


-------------------------------------    -------------------------------------------     --------------------
James A. Abrahamson                      Director


/s/ Charles W. Archer                                                                    April 15, 2003
-------------------------------------    -------------------------------------------     --------------------
Charles W. Archer                        Director


-------------------------------------    -------------------------------------------     --------------------
Emmit J. McHenry                         Director



Exhibit 99

                                  CERTIFICATION

I, Barry W. McDaniel, certify that:

1.   I have reviewed this annual report on Form 10-K of STRATESEC Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Barry W. McDaniel

Barry W. McDaniel
Chief Executive Officer
April 15, 2003