Form 10QSB
period 2003-03-31
STRATESEC INC
filed 2003-05-22
CIK 1037453

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.


For the quarterly period ended               March 31, 2003


Commission File Number:                      1-13427


                             STRATESEC INCORPORATED

           Delaware                                           22-2817302
---------------------------------                    ------------------------
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



Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] YES  [ ] NO

15,392,550 shares of STRATESEC INCORPORATED Common Stock, par value $.01 per share, were outstanding as of March 31, 2003.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

INDEX

                                                                    PAGE NO.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements...........................................3

   Balance Sheets as of March 31, 2003 (unaudited) and December 31,
     2002...............................................................3

   Statements of Operations for the three months ended
     March 31, 2003 (unaudited) and 2002 (unaudited)....................5

  Statement of Shareholders' Deficit for the year ended
    December 31, 2002, and three months ended March 31, 2003 ...........6

   Statements of Cash Flows for the three months ended
     March 31, 2003 (unaudited)..and 2002 (unaudited)...................7

   Notes to Financial Statements........................................9

Item 2. Management's Discussion and Analysis or Plan of Operations......11

Item 3. Controls and Procedures.........................................14

PART II.  OTHER INFORMATION

    Item 1. Legal Proceeding ...........................................15

    Item 2. Changes in Securities and Use of Proceeds ..................15

    Item 3. Defaults Upon Senior Securities ............................15

    Item 4. Submission of Matters to a Vote of Security Holders ........15

    Item 5. Other Information ..........................................15

    Item 6. Exhibits and Reports on Form 8-K ...........................15

     Signature..........................................................16

     Certification......................................................17

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                              STRATESEC INCORPORATED
                                                  BALANCE SHEETS


PART I.  FINANCIAL INFORMATION

                                                                               March 31,         December 31,
                                                                                  2003                 2002
                                                                           -------------------  -------------------
                                                                              (unaudited)
ASSETS
Current assets
        Cash and cash equivalents                                                $ 44,077             $     --
        Accounts receivable, net of allowance for doubtful
        accounts of $442,866 and $467,477 in 2002                                 221,273              227,399
        Costs and estimated earnings in excess of billings on
        uncompleted contracts                                                       3,568              104,184
        Inventory                                                                     480                   --
        Other current assets                                                        1,739                   --
                                                                                 --------             --------

        Total current assets                                                      271,137              331,583
                                                                                 --------             --------

Property and equipment                                                             59,751               57,542
Other assets                                                                       15,280               29,227
                                                                                 --------             --------

        Total assets                                                             $346,168             $418,352
                                                                                 ========             ========


                                   (continued)

The accompanying notes are an integral part of these statements.



                                              STRATESEC INCORPORATED
                                             BALANCE SHEETS-CONTINUED


                                                                                   March 31,         December 31,
                                                                                     2003               2002
                                                                              -------------------  ----------------
                                                                                  (unaudited)
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
        Bank overdraft                                                             $        --        $    12,052
        Accounts payable                                                             1,759,681          1,691,642
        Accrued expenses                                                               925,045          1,047,161
        Income taxes payable                                                         1,568,328          1,568,328
        Line of credit                                                               7,643,168          8,627,484
        Billings in excess of costs and estimated earnings
        on uncompleted contracts                                                        10,141             95,136
                                                                                   -----------        -----------
        Total current liabilities                                                   11,906,363         13,041,803

Commitments and contingencies (see notes 2, 5 and 8)

Shareholders' deficit
        Common stock, $0.01 par value per share; authorized 20,000,000 shares;
        15,401,471 issued and 15,392,550 outstanding shares as of March 31, 2003 and 10,401,471 shares issued, 8,392,550 outstanding
        as of December 31, 2002                                                       154,015              104,015
        Treasury stock, 8,921 as of March 31, 2003
        and 2,008,921 shares at December 31, 2002, at cost                            (18,533)            (212,088)
        Additional paid-in capital                                                (25,870,145)          24,363,700
        Accumulated deficit                                                       (37,566,342)         (36,879,078)
                                                                           -------------------  -------------------
        Total shareholders' deficit                                               (11,560,715)         (12,623,451)
                                                                           -------------------  -------------------
        Total liabilities and shareholders' deficit                                 $ 346,168            $ 418,352
                                                                           ===================  ===================


        The accompanying notes are an integral part of these statements.



                             STRATESEC INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                                     Three Months Ended
                                                                 March 31,
                                                                   2003                 2002
                                                             ----------------  ----------------
Revenues                                                      $    473,830        $    646,922
Cost of earned revenues                                            465,503             583,831
                                                              ------------        ------------
     Gross profit                                                    8,327              63,091
Selling, general and administrative expenses                       499,612           1,070,842
                                                              ------------        ------------
     Operating income (loss)                                      (491,285)         (1,007,751)
Other income (expense)
   Interest and financing fees                                    (195,979)           (308,875)
                                                              ------------        ------------
   Other income                                                         --              29,438
     Total other expense                                          (195,979)           (338,313)
                                                              ------------        ------------
     Net loss                                                 $   (687,264)       $ (1,346,064)
                                                              ============        ============
Basic and diluted net loss per
common share                                                  $      (0.05)       $      (0.13)
                                                              ============        ============
Weighted average common shares outstanding                      14,960,377          10,392,550
                                                              ============        ============




        The accompanying notes are an integral part of these statements.




                                                                    STRATESEC INCORPORATED
                                                         STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                             For the quarter ended March 31, 2003


                                    Common Stock                     Treasury Stock                                      Total
                             ---------------------------  --------------------------- Additional                      Shareholders'
                               Shares          Amount         Shares        Amount    Paid-in Capital   Deficit         Deficit
                             ------------- -------------  -------------- ------------ -------------- ---------------- --------------

Balance January 1, 2003       10,401,471    $    104,015    (2,008,921)  $ (212,088) $ 24,363,700    $(36,879,078)   $(12,623,451)


  Debt to equity conversion    5,000,000          50,000     2,000,000      193,555     1,506,445              --       1,750,000

  Net loss                            --              --            --           --            --        (687,264)       (687,264)
                             -----------    ------------  ------------   ----------  ------------     ------------    ------------

Balance March 31, 2003        15,401,471    $    154,015        (8,921)  $  (18,533) $ 25,870,145    $(37,566,342)   $(11,560,715)
                             ===========    ============  ============   ==========  ============    ============    ============





        The accompanying notes are an integral part of these statements.




                             STRATESEC INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Three Months Ended
                                                               March 31,
                                                          2003              2002
                                                     --------------  ------------------
Cash flows from operating activities
Net loss                                                $  (687,264)   $(1,346,064)
Adjustments to reconcile net loss to net cash used by
operating activities
Depreciation and amortization                                 9,347         52,690
Provision for bad debts                                     (24,611)
Changes in operating assets and liabilities:
Accounts receivable                                          30,737       (159,095)
Costs and estimated earnings in excess
of billings on uncompleted contracts                        100,616        384,363
Inventory                                                      (480)       (43,412)
Other current assets                                         (1,739)           170
Accounts payable                                             68,039       (500,271)
Accrued expenses and other                                 (122,116)       408,199
Billings in excess of costs and estimted
earnings on uncompleted contracts                           (84,995)      (107,000)
                                                        -----------    -----------

Net cash used by operating activities                      (712,466)    (1,310,420)
                                                        -----------    -----------

Cash flows from investing activities
Decrease in deposits                                         13,947             --
Acquisition of property and equipment                       (11,556)        (3,280)
                                                        -----------    -----------

Net cash used by investing activities                         2,391         (3,280)
                                                        -----------    -----------

Cash flows from financing activities
Proceeds from line of credit                                766,204      1,195,050
Bank overdraft                                              (12,052)            --
                                                        -----------    -----------

Net cash provided by financing activities                   754,152      1,178,439
                                                        -----------    -----------


                                  (continued)

        The accompanying notes are an integral part of these statements.





                      STATEMENTS OF CASH FLOWS - CONTINUED
                             Year ended December 31,

                                                            (Unaudited)
                                                          Three Months Ended

                                                              March 31,
                                                          2003         2002
                                                      ------------  ------------
Net increase (decrease) in cash and cash equivalents      44,077   $(135,801)

Cash and cash equivalents at beginning of period              --     238,201
                                                       ---------   ---------
December 31, 2002 and 2001

Cash and cash equivalents at end of period             $  44,077   $ 102,400
                                                       =========   =========
March 31, 2003 and 2002

Supplemental disclosure of cash flow information:
Cash paid for Interest expense                        $ 195,979   $ 338,476
                                                       =========   =========
Non cash financing activity:

In January 2003, E.S. Bankest reduced the line of credit by $1,750,000 in exchange for 7 million shares of common stock


        The accompanying notes are an integral part of these statements.

                             STRATESEC INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                           FOR THE THREE-MONTHS ENDED
                       MARCH 31, 2003 AND 2002 (UNAUDITED)

1. BASIS OF PRESENTATION

The Balance Sheet as of March 31, 2003, the Statements of Operations for the three-month periods ended March 31, 2003 and March 31, 2002, and the Statements of Cash Flows for the three-month periods ended March 31, 2003 and March 31, 2002, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, changes in stockholders' deficit and cash flows at March 31, 2003, and for the periods ended March 31, 2003 and 2002, have been recorded. All adjustments recorded were of a normal recurring nature.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, such unaudited interim information reflects all necessary adjustments, consisting of only normal recurring adjustments, necessary to present the Company's financial position and results of operations for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. These statements should be read in conjunction with the financial statements and related notes included in the Company's Form 10-KSB for the year ended December 31, 2002.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates.

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

3.   NET INCOME (LOSS) PER SHARE

Net income (loss) per share is based on the weighted average number of common shares outstanding during the three month periods ended March 31, 2003 and March 31, 2002. During these periods options were not included in the calculation of diluted earnings per share. The Company incurred net losses for the three month periods ended March 31, 2003 and March 31, 2002, therefore, all potential common shares are antidilutive and not included in the calculation of diluted loss per share.

4.   FACTORING AGREEMENT

During 2002, the Company's factoring agreement with E. S. Bankest, LLC ("Bankest") was converted to a lower interest rate. The amount outstanding at March 31, 2003 is due on demand with interest (computed as a discount on amounts factored and the duration that the factored amount is unpaid) due monthly. Discounts range from 2.5% - 4.5%. This line-of-credit is secured by accounts receivable. The interest rate on the amounts advanced over the amount of receivables factored at March 31, 2003 was prime rate plus 2%.

On January 27, 2003, Bankest converted $1,750,000 due under the agreement to 7,000,000 shares of common stock with a $.01 par value.

Interest and discount fees related to the factoring agreement, which approximated interest paid, aggregated $195,979 for the three months ended March 31, 2003 and $308,575 for the three months ended March 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This item should be read in conjunction with the unaudited financial statements and the notes thereto of the Company contained in item 1 of this report.

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

Sales remained slow through the first quarter, averaging slightly less than $200,000 per month. The slow ramp-up in sales is due to the Company's shift from commercial targets to infrastructure and government targets. The sales pipeline is beginning to improve and the Company expects the first new major awards in the third quarter. The Company projects sales per month of approximately $.5 million by the end of the fourth quarter.

To achieve this improvement will require the Company to win at least one of the three major bids that it currently has identified. As of May 15, 2003 there is one major project with an estimated value of approximately $3.5 million on which the Company has been informed that it is the vendor of choice, and there is another major project with an estimated value of approximately $3 million over three years, for which the Company has been selected, and which may ramp up revenue over the next twelve months. The Company is also on a team responding to a major Air Force procurement intended to upgrade security for the Air Force worldwide. There can be no assurance, however, that the Company will be awarded any of these contracts or that if they are awarded they will be funded in the full anticipated amount.

The Company is in the process of adding additional products such as cameras and sensors to the GSA schedule, for sales to the federal government. The Company has its headquarters in the Washington Metropolitan Area and is specifically targeting government sales. Consequently, the Company expects business with the federal government to grow over the next 12 months. The Company tracks significant government procurements. Recently, these procurements have begun to move forward.

The Company is currently funding its Virginia and Georgia operations and the execution of new projects with cash generated by operations and a receivables factoring agreement with E.S. Bankest, LLC ("Bankest"). The formal terms of the agreement provide for Bankest to procure the Company's accounts receivables in exchange for a fee. While there is no formal commitment, Bankest has verbally agreed to provide an over-advance (i.e., provide additional funds) to fund critical operating cash needs.

The Company has also implemented the following initiatives to reduce its overhead expenses in an effort to achieve desired break-even revenue of approximately $400,000 per month:

o        Reduced full-time and temporary corporate staff
o        Reduced executive management
o Completed the closure of the California and Texas offices, in January 2003 and October 2002, respectively.

The Company continues to explore opportunities for mergers and acquisitions in order to expedite the improvement in sales and expansion of the customer base.

The Company presently owes the U.S. government $1,346,136 in income taxes, interest and penalties, which have been accrued as of December 31, 2002. The Company has submitted an Offer-in-Compromise to the Internal Revenue Service to settle the entire debt for $25,000. The Company feels that given its circumstances, it is a reasonable offer, and in the Company's opinion, will be accepted by the Internal Revenue Service (IRS).

In addition, the Company owes the State of Virginia approximately $222,192 in income tax, interest and penalties. The Company also owes $150,858 in sales tax. Both amounts have been accrued as of December 31, 2002. The Company has submitted an Offer-in-Compromise to settle the entire debt for $10,000. The Company feels that given its circumstances, it is a reasonable offer and, in the Company's opinion, the State of Virginia will accept it.

Should the IRS or the State of Virginia not accept the Company's offers, there would be a material adverse effect on the Company.


THREE  MONTHS  ENDED MARCH 31, 2003  COMPARED  WITH THREE MONTHS ENDED MARCH 31,
2002

Revenue decreased by 27% from approximately $.6 million in 2002 to approximately $.5 million in 2003. The change was due to a decrease in revenue as a result of the closure of the California operations. California operations accounted for approximately 50% of revenues in 2002. In the comparable period in 2002, revenues without including California would have been approximately $.3 million.

Cost of earned revenues decreased approximately $.1 million from 2002 to 2003, but increased as a percentage of revenue in 2003 as compared to 2002. Gross margin decreased from 10% in 2002 to 2% in 2003. The gross margin was adversely affected by the costs associated with the completion of a large commercial contract.

Selling, general and administrative expenses decreased by 55% from approximately $1.1 million in 2002 to approximately $.5 million in 2003. The reduction resulted from the closure of the California and Texas offices and a reduction in corporate staff.

Interest expense and financing fees decreased from approximately $ .4 million in 2002 to approximately $.2 million in 2003. The decrease was due to a decreased interest rate on the line of credit.

Net loss decreased from approximately $1.3 million in 2002 to approximately $ ..69 in 2003. This decrease in net loss was primarily due to the decrease in SG&A costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company incurred operating losses of approximately $5.5 million in 2002 and $6.8 million in 2001 and net losses of more than $7 million during each of those years. As of March 31, 2003, the Company had limited cash, a working capital deficit of approximately $12 million, and a stockholders' deficit of approximately $11.6 million. In connection with their audit of the Company's 2002 financial statements, the Company's independent public accountants indicated that these matters raise substantial doubt about its ability to continue as a going concern.

On January 27, 2003, $1,750,000 of debt with Bankest was converted to equity by the issuance of 7,000,000 shares of common stock with a par value of $.01, to Bankest.

The Company's principal capital requirement is additional working capital. The Company currently is funding its working capital requirements with cash generated by operations and a receivables factoring facility with Bankest. The formal terms of the agreement provide for Bankest to procure the Company's accounts receivables in exchange for a fee. While there is no formal commitment, Bankest has verbally agreed to provide an over-advance (i.e., provide additional funds) to fund critical operating cash needs. At times amounts available to the Company under this facility have been insufficient for the Company to fund its cash needs on a timely basis.

Should the lender be unwilling or unable to provide funding to the Company, there would likely be material adverse consequences to the Company's operations because it would not have sufficient working capital to fund projects and conduct its business.

The Company has limited options to obtain working capital from sources other than Bankest due to the low level of cash being generated from operations and the high level of debt owed to Bankest as compared to the assets of the Company.

FORWARD LOOKING STATEMENTS

When used in this Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties, that could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that various factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. These factors include, but are not limited to, the following: the Company's lack of revenues and history of losses; uncertainties related to the Company's limited capital resources; uncertainties relating to the Company's success in being awarded new contracts and its ability to perform those contracts profitably; the Company's lack of service and product diversification; the Company's dependence on collaborative relationships with larger partners in bidding on and performing contracts; and competition. The Company does not undertake, and specifically declines any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 3. CONTROLS AND PROCEDURES

As of a date within 90 days of the filing date of this report, based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13A-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934) the chief executive and financial officer of the Company has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC's rules and forms.

There were no significant changes in the Company's internal controls or in any other factors that could significantly affect those controls subsequent to the date of the most recent evaluation of the Company's internal controls by the Company, including any corrective actions with regard to any significant deficiencies or material weaknesses.

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings

                  None


Item 2. Changes in Securities

On January 27, 2003, the Company issued 7,000,000 shares of its common stock to designees of E. S. Bankest LLC, its principal lender, in exchange for cancellation of $1,750,000 owed by the Company to E.S. Bankest. The transaction was exempt from registration under the Securities Act of 1933 (the "Act") pursuant to Section 4(2) of the Act because it did not involve a public offering.

Item 3. Defaults upon Senior Securities

                  None


Item 4. Submission of matters to a vote of security holders

                  None


Item 5. Other information

                  None

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit No.      Exhibit Description
-----------      -------------------

     10 Agreements dated January 27, 2003, between STRATESEC Incorporated and E.S. Bankest LLC.

     11   Calculation of Net Income per share

     99   Certification of filing by officers

(b) The 8-K filed on January 23, 2003 stating that the Company had entered into an agreement on January 9, 2003 with Certified Security Integrators, Inc. to purchase certain assets and assume certain liabilities relating to the Company's California operations is hereby incorporated by reference.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


       STRATESEC INCORPORATED


        /s/ BARRY MCDANIEL
       -------------------------------
       Barry McDaniel
       President and Chief Executive Officer

                                  CERTIFICATION



I, Barry McDaniel, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Stratesec, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, no misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

A. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

B. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

C. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

A. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls.

B. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actins with regard to significant deficiencies and material weaknesses.


Date:  May 20, 2003


                                /s/  Barry McDaniel
                                -----------------------------------
                                President/Chief Executive Officer